Form 10-Q
period 1997-09-30
NORTHWAY FINANCIAL INC
filed 1997-11-14
CIK 1041753

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1997

           OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _________________

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             (Exact name of registrant as specified in its charter)

            New Hampshire                                  04-3368579
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     9 Main Street
     Berlin, New Hampshire                              03570
     Address of principal executive offices           (Zip Code)

                                 (603) 752-1171
              (Registrant's telephone number, including area code)

                                    No Change
(Former name, former address and former fiscal year, if changed since last year)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 31, 1997, there were 1,731,969 shares of common stock outstanding, par value $1.00 per share.

================================================================================

                                      INDEX

                            NORTHWAY FINANCIAL, INC.

PART I.              FINANCIAL INFORMATION                                  PAGE

Item 1
           Financial Statements (Unaudited)

           Consolidated Balance Sheets at September 30, 1997 and
           December 31, 1996 ..............................................    3

           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1997 and 1996 .......................    4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1997 and 1996 ..............................    5

           Notes to Consolidated Financial Statements .....................    6

Item 2
           Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   10


PART II              OTHER INFORMATION

Item 1
           Legal Proceedings ..............................................   15

Item 2
           Changes in Securities ..........................................   15

Item 3
           Default Upon Senior Securities .................................   15

Item 4
           Submission of Matters to a Vote of Security Holders ............   15

Item 5
           Other Information ..............................................   15

Item 6
           Exhibits and Reports of Form 8-K ...............................   15


Signatures ................................................................   16

                            NORTHWAY FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          SEPT. 30,     DEC. 31,
(Dollars in thousands, except per share data)               1997         1996
--------------------------------------------------------------------------------

Assets:
Cash and due from banks ..............................   $  11,329    $  14,257
Federal funds sold ...................................      10,150        3,025
Loans held-for-resale ................................         294           58
Interest bearing deposits ............................          94          279
Investment securities available-for-sale .............      62,480       88,628
Investment securities held-to-maturity ...............      16,671       12,199
FRB stock ............................................          80           80
FHLB stock ...........................................       1,958        1,822
Loans ................................................     264,969      241,102
  Unearned income ....................................        (569)        (719)
  Allowance for possible loan losses .................      (4,014)      (3,941)
                                                         ---------    ---------
  Loans, net .........................................     260,386      236,442
                                                         ---------    ---------
Real estate acquired by foreclosure
  or substantively repossessed .......................         377          202
Accrued interest receivable ..........................       2,138        2,611
Deferred income taxes ................................       1,639        2,048
Premises and equipment, net ..........................       8,834        8,765
Deposit purchase premium .............................       1,236        1,462
Other assets .........................................       2,855          703
                                                         ---------    ---------
    Total assets .....................................   $ 380,521    $ 372,581
                                                         =========    =========

Liabilities and stockholders' equity:
Liabilities:
Interest bearing deposits ............................   $ 281,030    $ 286,055
Non-interest bearing deposits ........................      37,006       36,028
Repurchase agreements ................................       7,346        4,620
Mortgagors' escrow accounts ..........................         573          232
Federal Home Loan Bank Advances ......................      12,390        8,703
Federal funds purchased ..............................          50         --
Other liabilities ....................................       5,179        3,280
                                                         ---------    ---------
    Total liabilities ................................     343,574      338,918
                                                         ---------    ---------

Stockholders' equity:
Preferred stock, $1 par value;
1,000,000 shares authorized: outstanding-none ........        --           --
Common stock, $1 par value; 9,000,000 shares
 authorized: 1,731,969 shares issued and outstanding .       1,732        1,732
Additional paid in capital ...........................       2,101        2,101
Retained earnings ....................................      33,429       30,663
Unrealized loss on investment securities available-
 for-sale, net .......................................        (315)        (833)
                                                         ---------    ---------
                                                            36,947       33,663
                                                         =========    =========
Total liabilities and stockholders' equity ...........   $ 380,521    $ 372,581
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                                                 NORTHWAY FINANCIAL, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                                                Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
(Dollars in thousands, except per share data)              1997               1996               1997             1996
--------------------------------------------------------------------------------------------------------------------------

Interest and dividend income:
  Loans ...........................................     $    6,057          $    5,281        $   17,217        $   15,594
  Investment securities available-for-sale ........            923               1,381             3,344             3,990
  Investment securities held-to-maturity ..........            250                 271               738               843
  Federal funds sold ..............................            195                  77               328               276
  Interest bearing deposits .......................              2                  25                 6               114
                                                        ----------          ----------        ----------        ----------
     Total interest and dividend income ...........          7,427               7,035            21,633            20,817
                                                        ----------          ----------        ----------        ----------

Interest expense:
   Deposits .......................................          2,733               2,840             8,106             8,562
   Borrowed funds .................................            321                 238               902               659
                                                        ----------          ----------        ----------        ----------
     Total interest expense .......................          3,054               3,078             9,008             9,221
                                                        ----------          ----------        ----------        ----------

     Net interest and dividend income .............          4,373               3,957            12,625            11,596
Provision for possible loan losses ................            140                 134               395               386
                                                        ----------          ----------        ----------        ----------

     Net interest and dividend income after
       provision for possible loan losses .........          4,233               3,823            12,230            11,210
                                                        ----------          ----------        ----------        ----------

Noninterest income:
   Service charges on deposit accounts and fees ...            202                 203               628               623
   Securities gains, net ..........................             21                  69               350               170
   Other ..........................................            126                 126               400               359
                                                        ----------          ----------        ----------        ----------
     Total noninterest income .....................            349                 398             1,378             1,152
                                                        ----------          ----------        ----------        ----------

Noninterest expense:
   Salaries and employee benefits .................          1,389               1,364             4,162             3,965
   Office occupancy and equipment .................            427                 437             1,279             1,304
   Amortization of deposit purchase premium .......             75                  86               226               251
   Merger related expenses ........................            308                   3               822                23
   Other ..........................................            772                 848             2,359             2,421
                                                        ----------          ----------        ----------        ----------
     Total noninterest expense ....................          2,971               2,738             8,848             7,964
                                                        ----------          ----------        ----------        ----------

     Income before income tax expense .............          1,611               1,483             4,760             4,398
Income tax expense ................................            578                 495             1,589             1,485
                                                        ----------          ----------        ----------        ----------

     Net income ...................................     $    1,033          $      988        $    3,171        $    2,913
                                                        ==========          ==========        ==========        ==========

Per share data:
Net income ........................................     $     0.60          $     0.57        $     1.83        $     1.67
Cash dividends declared ...........................     $     0.00          $     0.00        $     0.23        $     0.19
Weighted average number of common shares ..........      1,731,969           1,731,969         1,731,969         1,731,969

The accompanying notes are an integral part of these financial statements.

                                    NORTHWAY FINANCIAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September  30,
                                                                            1997       1996
                                                                       -------------------------
                                                                         (Dollars in Thousands)
Cash flows from operating activities:
  Net income .........................................................   $  3,171    $  2,913
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for:
        Possible loan losses .........................................        395         386
        Depreciation and amortization ................................        743         719
        Deferred income taxes ........................................         83        (167
        Write down of real estate acquired by foreclosure ............          5          44
      Gains on sales of investment securities available-for-sale,  net       (349)       (170)
       Loss on sale of premises and equipment, net ...................         50           8
      Accretion of (discount) and amortization of premium
       on investment and mortgage-backed securities, net .............        187         344
      Decrease in unearned income, net ...............................       (150)        (28)
     Gains on sales of real estate acquired by foreclosure
        or substantively repossessed .................................        (36)        (19)
      Decrease in accrued income receivable ..........................        473          23
      Increase in other assets .......................................     (2,152)       (201)
      Increase in other liabilities ..................................      1,899         353
                                                                         --------    --------
        Net cash provided by operating activities ....................      4,319       4,205
                                                                         --------    --------
Cash flows from investing activities:
  Net decrease in interest bearing deposits ..........................        196       1,178
  Proceeds from sales of investment securities available-for-sale ....     19,188       1,276
  Proceeds from maturities of investment securities held-to-maturity .      1,793       3,346
  Proceeds from maturities of investment securities available-for-sale     15,323       8,653
  Purchase of investment securities available-for-sale ...............     (9,898)    (22,563)
  Purchase of investment securities held-to-maturity .................     (6,456)     (6,810)
  Principal payments received on mortgage-backed securities ..........      2,596       3,271
  Net increase in loans ..............................................    (24,548)    (16,546)
  Net (increase) decrease in loans held for resale ...................       (236)        144
  Proceeds from sales of real estate acquired by
    foreclosure or substantively repossessed .........................        214         470
  Proceeds from sale of premises and equipment .......................        290        --
  Additions to premises and equipment ................................       (925)       (866)
                                                                         --------    --------
        Net cash used in financing activities ........................     (2,463)    (28,447)
                                                                         --------    --------
Cash flows from financing activities:
  Net increase (decrease) in deposits ................................     (4,047)      6,154
  Cash received from acquisition of branch ...........................       --         6,354
  Increase in mortgagors' escrow accounts ............................        341         181
  Net increase in borrowed funds .....................................      6,463       2,877
  Cash dividends .....................................................       (405)       (223)
                                                                         --------    --------
        Net cash used in financing activities ........................      2,352      15,343
                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents .................      4,208      (8,899)
        Cash and cash equivalents at beginning of period .............     17,282      23,687
                                                                         --------    --------
        Cash and cash equivalents at end of period ...................   $ 21,490    $ 14,788
                                                                         ========    ========
Cash paid during the year for:
  Interest ...........................................................   $  9,058    $  9,167
                                                                         ========    ========

  Income taxes .......................................................   $  1,078    $  1,574
                                                                         ========    ========

Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by
    foreclosure or substantively repossessed .........................   $    510    $    275
                                                                         ========    ========

  Loans charged off, net of recoveries ...............................   $    246    $    467
                                                                         ========    ========

  Financed sales of real estate acquired by foreclosure ..............   $    193    $     63
                                                                         ========    ========

The accompanying notes are an integral part of these financial statements.


                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

1.         Basis of Presentation.

           The unaudited consolidated financial statements of Northway Financial, Inc. and its two wholly owned bank subsidiaries ("the Corporation") included herein have been prepared by the Corporation in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The Corporation, however, believes that the disclosures are adequate to make the information presented not misleading. All prior period amounts in the Form 10Q have been restated to reflect the reorganization of the Corporation on September 30, 1997 into a multi-bank holding company. Refer to Note 4 for further discussion of the holding company reorganization and merger transactions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

           The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year or any interim period.


2.         Allowance for Possible Loan Losses

           Analysis of the allowance for possible loan losses for the nine months ended September 30, 1997 and 1996 is as follows:

                                          1997     1996
                                          ----     ----
                                     (Dollars in thousands)

Balance beginning of period              $3,941   $3,866

Chargeoffs                                  505      500

Recoveries                                  183      110
                                         ------   ------
Net chargeoffs                              322      390

Provision for possible loan losses          395      386
                                         ------   ------

Balance at end of period                 $4,014   $3,862
                                         ======   ======

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

3.         Commitments and Contingencies

           At September 30, 1997, the Corporation had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                          Contract or Notional Amount
                                          ---------------------------
                                             (Dollars in thousands)

Commitments to extend credit                        $26,795

Standby letters of credit and
financial guarantees written                        $   480

Commercial letters of credit                        $   -0-

Foreign exchange contracts                          $   -0-


4.         Formation of Northway Financial, Inc.

           Northway Financial, Inc. ("Northway") is a New Hampshire Corporation organized on March 7, 1997 for the purpose of becoming the holding company of The Berlin City Bank ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among Northway, BCB and a subsidiary of BCB, and thereafter, effecting the merger (the "Merger") between Northway and Pemi Bancorp, Inc. ("PEMI"), pursuant to which Northway became the holding company for PEMI and its wholly owned subsidiary, Pemigewasset National Bank ("PNB"). The BCB Reorganization and the Merger were consummated on September 30, 1997. The Merger was treated as "pooling of interests" for accounting purposes. Other than matters relating to corporate organization and capitalization, and other matters incidental to completion of the BCB Reorganization and Merger, Northway has not engaged in any business activity. As of September 30, 1997, Northway's business is to own all of the common stock of BCB and PNB.

           BCB is a trust company chartered under the laws of the State of New Hampshire. BCB has seven banking offices in New Hampshire through which it provides a range of bank-related services.

           PNB is a national banking association organized under the laws of the United States. PNB has five branches located in New Hampshire through which it provides a range of bank-related services.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997


           The Merger was effected in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of March 14, 1997, by and among BCB, Northway, PEMI, and PNB (the "Merger Agreement"). Under the terms of the Merger Agreement (i) Northway organized a New Hampshire trust company, Berlin Interim Trust Company ("BITC"), (ii) BCB merged with and into BITC while retaining the name "The Berlin City Bank" and, as a result of which, became a wholly owned subsidiary of Northway, and (iii) following the BCB Reorganization, PEMI merged with and into Northway, with Northway being the surviving corporation ("the Merger"). As a result of the foregoing transactions, Northway is the bank holding company for BCB and PNB and each of BCB and PNB are wholly owned subsidiaries of Northway.

           In connection with the BCB Reorganization and the Merger, respectively, (i) each outstanding share of BCB common stock was converted into 16 shares of Northway common stock, and (ii) each outstanding share of PEMI common stock was converted into 1.0419 shares of Northway common stock.

5.         Supplemental Disclosure of Separate Results

           The financial statements reflect the combined results of The Berlin City Bank and Pemi Bancorp, Inc. Supplemental disclosure of the separate results of the two banks for periods prior to the merger are as follows:

                                            Berlin City    Pemi       Northway
                                                Bank      Bancorp     Financial
                                            -----------   -------     ---------
                                            (In thousands except per share data)

July 1, 1997 to September 30, 1997
Net interest income                            $2,770      $1,603      $4,373
Net income                                        756         277       1,033
Net income per share                           $ 0.44      $ 0.16      $ 0.60

July 1, 1996 to September 30, 1996
Net interest income                            $2,438      $1,519      $3,957
Net income                                        648         340         988
Net income per share                           $ 0.37      $ 0.20      $ 0.57

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

                                            Berlin City    Pemi       Northway
                                                Bank      Bancorp     Financial
                                            -----------   -------     ---------
                                            (In thousands except per share data)

January 1, 1997 to September 30, 1997
Net interest income                            $8,010     $4,615     $12,625
Net income                                      2,388        783       3,171
Net income per share                           $ 1.38     $ 0.45     $  1.83

January 1, 1996 to September 30, 1996
Net interest income                            $7,110     $4,486     $11,596
Net income                                      1,946        967       2,913
Net income per share                           $ 1.12     $ 0.55     $  1.67

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

           The following discussion and related consolidated financial statements include Northway Financial, Inc. (the "Corporation") and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank.

           Certain statements in this Form 10-Q, in the Corporation's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Corporation, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 promulgated thereunder. The words "believe," "expect," "anticipate," "intend," "estimate," "project" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward- looking statements. The Corporation undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

           The following important factors, among others, may have affected the Corporation and its subsidiaries in the past and could in the future affect the actual results of operations of the Corporation, and could cause the actual results of operations for subsequent periods to differ materially from those set forth in, contemplated by, or underlying any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, including the effect of the cost of such compliance; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Corporation's organization, compensation and benefit plans; (iii) the effect on the competitive position of the Corporation's subsidiaries within their respective market areas resulting from increased consolidation within the banking industry and increased competition from larger regional and out-of-state banking organizations, as well as from nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates, loan default and charge-off rates; (v) changes in deposit levels necessitating increased borrowing of fund loans and investments; (vi) the effect of changes in the business cycle and downturns in the New Hampshire New England, and national economies; (vii) the factors detailed in the section titled "Risk Factors" in the Corporation's Proxy Statement/Prospectus, dated Aug. 12, 1997; and (viii) changes in the assumptions used in making such forward-looking statements. Though the Corporation has attempted to list comprehensively these important factors, the Corporation wishes to caution investors that other factors may in the future prove to be important in affecting the Corporation's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

Financial Condition

           Through the first nine months of 1997, the Corporation's total net income was $3.2 million, or $1.83 per share, compared to $2.9 million, or $1.67 per share, for the same period in 1996.

           The Corporation's total assets were $381 million compared to $373 million at December 31, 1996, an $8 million, or 2%, increase. Net loans increased $24 million during this period while investment securities decreased $21 million principally due to the Corporation's sale of securities to fund loan growth. Cash and cash equivalents increased $4 million to $21 million. Total deposits decreased $4 million, which was offset by increases in repurchase agreement and other borrowings of $6 million.

           The Corporation maintains an allowance for possible loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries on amounts previously charged off are added to the allowance when collected. On September 30, 1997 the allowance for possible loan losses was $4.0 million, or 1.51% of total loans, as compared to $3.9 million, or 1.63% of total loans for September 30, 1996. The adequacy of the allowance for possible loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

           Nonperforming loans totalled $1.8 million as of September 30, 1997, compared to $3.0 million at December 31, 1996. The ratio of nonperforming loans to total loans was 0.69% as of September 30, 1997 compared to 1.23% at December 31, 1996 and the ratio of nonperforming assets to total assets was 0.58% as of September 30, 1997 compared to 0.87% at December 31, 1996.

Results of Operations

           The Corporation reported net income of $1.0 million, or $0.60 per share, for the three months ended September 30, 1997 as compared with $988,000, or $0.57 per share, for the same period in 1996. The increase reflects improvement in net interest income of $416,000 resulting from the shifting of funds from investment securities to loans. In addition, a lower cost of funds resulted in lower interest expense for the Corporation.

           Noninterest income decreased $49,000 as a result of a decrease in net securities gains from $69,000 in the third quarter of 1996 to $21,000 in the third quarter of 1997. Noninterest expense increased $233,000 for the quarter ended September 30, 1997 compared to the same period last year due primarily to increases in merger related expenses of $305,000. Decreases in advertising, professional fees, FDIC insurance, insurance and amortization of intangibles partially offset this increase.

           The Corporation generated net income of $3.2 million, or $1.83 per share, for the nine month period ended September 30, 1997 compared to net income of $2.9 million, or $1.67 per share, for the same period in 1996. Net interest income for the nine months ended September 30, 1997 was $12.6 million, an increase of $1.0 million over the same period in 1996. This improvement is primarily due to the shift of funds from investment securities into loans as well as a decrease in the Corporation's cost of funds.

           The provision for possible loan losses increased slightly to $395,000 for the nine months ended September 30, 1997 from the $386,000 reported for the comparable period in 1996. Noninterest income for the nine months ended September 30, 1997 increased $226,000 to $1.4 million as a result of increased securities gains of $180,000 as well as improvement in other noninterest income of $41,000.

           Total noninterest expense was $8.8 million for the nine months ended September 30, 1997 compared to $8.0 million for the same period last year. The increase of $884,000 was primarily due to increased merger related expenses of $799,000. In addition, increases in salaries and benefits of $197,000 were reported due to new branch openings as well as increased loan staff to handle the increase in the loan portfolio.

Liquidity

           Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is management's objective to ensure a continuous ability to meet cash needs as they arise.

           Given the uncertain nature of customer demands as well as the Corporation's desire to take advantage of earnings enhancement opportunities, the Corporation must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with alternative sources such as Fed Funds and Lines of Credit, Federal Home Loan Bank Advances, wholesale and retail repurchase agreements and access to the capital markets.

           The Corporation's securities portfolio is classified primarily as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Corporation's financial position and liquidity.

           As of September 30, 1997 the Corporation's liquidity ratio was 19.9% compared to 24.0% at December 31, 1996. In addition, the Corporation's bank subsidiaries have the ability to borrow funds from the Federal Home Loan Bank, thereby greatly enhancing its liquidity positions. Management believes each bank subsidiary's liquidity is adequate.

Interest Rate Risk

           Interest rate risk is defined as the exposure of the Corporation's net income or financial position to adverse movements in interest rates. The Corporation manages its interest rate risk within policies and limits established by the Asset and Liability Management Committee (ALCO) and approved by the Board of Directors (Board). ALCO issues strategic directives to specify the extent to which Board-approved rate risk limits are utilized, taking into account the results of the risk modeling process as well as other internal and external factors.

           In setting desirable levels of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in the outlook on interest rates and regional economies, liquidity, business strategies, and other factors.

           ALCO uses three key measurements to monitor interest rate risk: (i) the interest rate sensitivity "gap" analysis; (ii) a "rate shock" to measure earning's volatility due to an immediate increase or decrease in market rates of interest; and (iii) simulation of net interest income under alternative balance sheet and interest rate scenarios.

Interest rate gap analysis

                                                                Cumulatively Repriced Within
                                        ----------------------------------------------------------------------------------
Dollars in thousand,                    3 Months        4 to 12        12 to 24        2 to 5        After 5
by repricing date                       or Less         Months         Months          Years         Years          Total
--------------------------------------------------------------------------------------------------------------------------
Total Interest sensitive assets:
Federal Funds Sold                       10,150               0              0             0              0         10,150
Investment available for sale             6,689          12,276         15,441        17,331         10,837         62,574
Investment held to maturity                 743           9,079          1,913         3,548          1,388         16,671
FHLB Stock/FRB Stock                          0               0              0             0
                                                                                                      2,038          2,038
Loans (fixed and
   adjustable rate)                      92,297          79,571         30,244        36,805         18,763        257,680
                                        -------        --------         ------        ------       --------        -------
   Total interest sensitive
   assets                               109,879         100,926         47,598        57,684         33,026        349,113
                                        =======        ========         ======        ======       ========        =======

Interest sensitive liabilities:
Certificates of deposit                  33,758          90,868         24,248         4,136              0        153,010
Other deposits                           21,616          19,589              0        15,362        109,032        165,599
Borrowed funds                            5,798          10,534          3,377             0             77         19,786
                                        -------        --------         ------        ------       --------        -------

   Total interest sensitive
   liabilities                           61,172         120,991         27,625        19,498        109,109        338,395
                                        =======        ========         ======        ======       ========        =======


Net interest rate
sensitivity gap                          48,707         (20,065)        19,973        38,186        (76,083)        10,718

Cumulative net interest
rate sensitivity gap                     48,707          28,642         48,615        86,801         10,718         21,437

Cumulative net interest rate
sensitivity gap as a percentage
of total assets                          12.80%           7.53%         12.78%        22.81%          2.82%

Cumulative interest sensitivity
gap as a percentage of total
interest-earning assets                  13.95%           8.20%         13.93%        24.86%          3.07%

Cumulative net interest earning
assets as a percentage of
cumulative interest bearing
liabilities                             179.62%         115.72%        123.17%       137.86%        103.17%

Capital

           The Corporation's Tier 1 and Total Risk Based Capital was 16.57% and 17.82%, respectively, at September 30, 1997. The Corporation's leverage ratio at September 30, 1997 was 9.49%.

           As of September 30, 1997, the capital ratios of the Corporation and all of it's banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None


Item 2.  Changes in Securities - None


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders


           Pursuant to a Unanimous Written Consent the Stockholders in Lieu of a Special Meeting effective September 23, 1997, The Berlin City Bank, acting in its capacity as the sole stockholder of the Corporation ratified and approved the BCB Reorganization and the Merger and the transactions contemplated thereby, as described in the Proxy Statement/Prospectus dated August 12, 1997.


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                     Exhibit Number
                               (27)     Financial Data Schedule

            (b) The Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

           Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHWAY FINANCIAL, INC.

           November 13, 1997            BY: /s/ William J. Woodward
                                           ----------------------------
                                                William J. Woodward
                                                President & CEO


           November 13, 1997            BY: /s/ David J. O'Connor
                                           ----------------------------
                                                David J. O'Connor
                                                Exec. Vice President & CFO