Form 10-K
period 1997-12-31
NORTHWAY FINANCIAL INC
filed 1998-03-31
CIK 1041753

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      (Fee Required)
      For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New Hampshire                                        04-3368579
     -------------                                        -----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     9 Main Street
     Berlin, New Hampshire                                03570
     ---------------------                                ------
     Address of principal executive offices               (Zip Code)

                                 (603) 752-1171
                                 --------------
              (Registrant's telephone number, including area code)

      Securities Registered Pursuant to Section 12(b) of the Act:

      None

      Securities Registered Pursuant to Section 12(g) of the Act:

      Common Stock, Par Value $1.00

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

      The number of shares of common stock held by nonaffiliates of the registrant as of March 20, 1998 was 1,506,519 for an aggregate market value of $46,702,089.

      At March 20, 1998, there were issued and outstanding 1,731,969 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 1998 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.
-------------------------------------------------------------------------------

                           FORM 10-K TABLE OF CONTENTS

                            NORTHWAY FINANCIAL, INC.

                                     PART I

ITEM 1        Business ....................................................   1

ITEM 2        Properties ..................................................   6

ITEM 3        Legal Proceedings ...........................................   6

ITEM 4        Submission of Matters to a Vote of Security Holders .........   7

                                     PART II


ITEM 5        Market for the Registrant's Common Stock and Related
                Security Holder Matters ...................................   7

ITEM 6        Selected Financial Data .....................................   7

ITEM 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................   9

                  Financial Condition at December 31, 1997

ITEM 7A       Quantitative and Qualitative Disclosures About Market Risk ..   9

ITEM 8        Financial Statements and Supplementary Material .............   9

ITEM 9        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure ..................................   9

                                    PART III


ITEM 10       Directors and Executives Officers of the Registrant .........   9

ITEM 11       Executive Compensation ......................................   9

ITEM 12       Security Ownership of Certain Beneficial Owners and
                Management ................................................   9

ITEM 13       Certain Relationships and Related Transactions ..............  10

                                     PART IV


ITEM 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K ...............................................  11

                  Signatures ..............................................  12

FORWARD LOOKING INFORMATION - Certain statements in this Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. Such Forward Looking Statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisition, and plans related to products or services of Northway, BCB, or PNB (all as defined below) and are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Northway, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Company's products and services, competitive factors in the industries in which the company competes, changes in government regulations and the timing, impact and other uncertainties of future acquisitions.

                                     PART 1

ITEM 1.  BUSINESS

General Description of Business

         Northway Financial, Inc. ("Northway") was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire chartered bank headquartered in Berlin, New Hampshire ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among Northway, BCB, and a subsidiary of BCB, and, thereafter, effecting the merger (the "Merger") by and among Northway, BCB and Pemi Bancorp, Inc. ("PEMI"), and its wholly owned subsidiary, Pemigewasset National Bank, a national bank headquartered in Plymouth, New Hampshire ("PNB"). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB became wholly owned subsidiaries of Northway. Unless the context otherwise requires, references herein to "Northway" include Northway Financial, Inc. and its consolidated subsidiaries.

         Northway is subject to regulation by the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation."

         Northway, through its banking subsidiaries, provides a broad range of financial services principally to individuals and small- and medium-sized companies in New Hampshire, including those located in low- and moderate-income neighborhoods within Northway's defined Community Reinvestment Act Assessment Area.

Description of Business

Bank Activities

         BCB, which was first organized in 1891, and PNB, which was first organized in 1881, are engaged in a general commercial banking business and offer commercial, construction, real estate mortgages, and consumer loans including personal secured and unsecured loans, and lines of credit. The banks accept savings, time, demand, NOW and money market deposit accounts, and offer a variety of banking services including travelers checks, safe deposit boxes, Master Charge accounts, overdraft lines of credit and wire transfer services. The banks have 13 automatic teller machines to allow customers limited banking services on a 24 hour basis.

         The following information concerning Northway's investment activities, lending activities, asset quality and allowance for possible loan losses, should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations," appearing under Item 7 and Northway's Consolidated Financial Statements and Notes thereto.

Investment Activities

         The following table presents the carrying amount of Northway's investment securities available-for-sale and held-to-maturity as of December 31, 1997, 1996 and 1995 (dollars in thousands):

                                           1997         1996           1995
                                        ---------    ---------      -------
Available-for-sale:
  US Treasury and other
     US government agencies               $11,929     $ 20,479     $  18,353
  Mortgage-backed securities(1)            31,235       48,348        45,461
  Corporate notes                           5,000       13,068        16,313
  Foreign notes                                --        1,000         1,999
  Common and preferred stocks               2,796        2,284           295
  State and political subdivisions          4,143        3,259         2,055
  Other                                       --           190           323
                                          -------     --------     ---------
                                           55,103       88,628        84,799
                                          -------     --------     ---------

Held-to-maturity:
  US Treasury and other
     US government agencies               $    --     $    501     $   1,302
  Mortgage-backed securities(1)             8,400        9,943        11,981
  State and political subdivisions          2,912        1,755         2,094
                                          -------     --------     ---------
                                           11,312       12,199        15,377
                                          -------     --------     ---------
Total Investment Securities               $66,415     $100,827     $ 100,176
                                          =======     ========     =========

(1) Includes Collateralized Mortgage Obligations.

         The following table sets forth the amortized cost of Northway's debt obligations maturing within stated periods and their related weighted average interest rates, reported on a tax equivalent basis, as of December 31, 1997 (dollars in thousands):

                                                        Maturities
                                     -----------------------------------------------------
                                                 One to     Five to    Over
Available-for-sale:                   Within      five        ten       ten       Total
                                     one year     years      years     years       Cost
                                     --------    -------    -------    -------     -------
US Treasury and other
  US government agencies              $  --      $3,876   $  7,997     $  --      $11,873
Corporate notes                        5,008        --         --         --        5,008
Mortgage-backed
 securities (1)                          --       1,325      7,790     22,422      31,537
State and political subdivisions         --         491        625      2,900       4,016
                                      ------     ------    -------    -------     -------
                                      $5,008     $5,692    $16,412    $25,322     $52,434
                                      ======     ======    =======    =======     =======
Market value                          $5,001     $5,717    $16,339    $25,250     $52,307
                                      ======     ======    =======    =======     =======

Weighted average yield                  5.43%      6.55%      6.38%      6.08%       6.16%

                                                        Maturities
                                     -----------------------------------------------------
                                                 One to     Five to    Over
Held-to-maturity:                     Within      five        ten       ten       Total
                                     one year     years      years     years       Cost
                                     --------    -------    -------    -------     -------
Mortgage-backed securities(1)      $     113     $1,615    $ 3,003     $3,669     $ 8,400
State and political subdivisions       2,098        814         --         --       2,912
                                      ------     ------     ------    -------     -------
                                      $2,211     $2,429    $ 3,003     $3,669     $11,312
                                      ======     ======    =======     ======     =======
Market value                          $2,215     $2,454    $ 2,986     $3,642     $11,297
                                      ======     ======    =======     ======     =======
Weighted average yield                  6.55%      6.66%      6.70%      6.70%       6.67%

(1) Includes Collateralized Mortgage Obligations

Lending Activities

   The following table sets forth information with respect to the composition of Northway's loan portfolio, excluding loans held for sale, as of December 31, 1997, 1996, 1995, 1994 and 1993 (dollars in thousands):

                                                                               December 31,
                                                          ----------------------------------------------------
                                                            1997       1996        1995       1994       1993
                                                          --------  ---------    --------   --------   --------
Real estate:
  Residential                                             $152,041  $ 145,847    $139,941   $143,193   $133,262
  Commercial                                                56,204     43,901      37,595     34,120     29,190
  Construction                                               5,664      2,329         363        517        907
Commercial                                                  27,129     27,293      24,283     25,277     25,665
Installment                                                 23,476     18,733      14,533     12,084     11,967
Other                                                        2,769      2,999       2,277      4,038      3,844
                                                          --------  ---------    --------   --------   --------
  Total Loans                                              267,283    241,102     218,992    219,229    204,835
Less:  Unearned income                                        (526)      (719)     (1,014)    (1,181)      (823)
           Allowance for possible loan losses               (4,156)    (3,941)     (3,866)    (3,682)    (3,706)
                                                          --------  ---------    --------   --------   --------
Net Loans                                                 $262,601   $236,442    $214,112   $214,366   $200,306
                                                          ========   ========    ========   ========   ========

The following table presents the maturity distribution of Northway's real estate construction and commercial loans at December 31, 1997 (dollars in thousands):

                                                           Percent of
                                                  Amount      Total
                                                 -------     ------
                   Within one year               $ 3,622      11.05%
                 One to five years                 9,570      29.18
                   Over five years                19,601      59.77
                                                 -------     ------
                                                 $32,793     100.00%
                                                 =======     ======

   Northway's real estate construction and commercial loans due after one year at December 31, 1997 were comprised of the following (dollars in thousands):

                                                            Amount
                                                           -------
                         Fixed interest rate               $ 8,848
                    Adjustable interest rate                20,323
                                                           -------
                                                           $27,171
                                                           =======

Asset Quality

   At December 31, 1997, the amount of interest on nonaccrual and restructured loans that would have been recorded had the loans been paying in accordance with their original terms during 1997 was approximately $290,000. The amount of interest income on these loans included in net income in 1997 was approximately $247,000.

   At December 31, 1997 the Company had classified certain loans totaling $813,000. Such loans represent a higher degree of risk and could become non-performing loans in the future.

Analysis of the Allowance for Possible Loan Losses

   The following table reflects activity in Northway's allowance for possible loan losses for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                                    Years ended December 31,
                                                        --------------------------------------------------
                                                         1997       1996       1995       1994       1993
                                                        ------     ------     ------     ------     ------
Balance at the beginning of period                      $3,941     $3,866     $3,682     $3,706     $3,517
Charge-offs:
   Real estate                                             452        583        456        563        736
   Commercial                                              105         29        190        307         99
   Installment loans to individuals                         48         27         29         30         68
   Credit card                                               1         11         21         20         48
    Other                                                    6         --         --         --         --
                                                        ------     ------     ------     ------     ------
      Total                                                612        650        696        920        951
                                                        ------     ------     ------     ------     ------
Recoveries:
   Real estate                                             212        160        177         56         95
   Commercial                                               55         11         28        136         35
   Installment loans to individuals                         19         28         11         26         20
   Credit card                                               4         14         12         18         15
    Other                                                    2           --        --        --         --
                                                        ------     ------     ------     ------     ------
      Total                                                292        213        228        236        165
                                                        ------     ------     ------     ------     ------
Net charge-offs                                            320        437        468        684        786
Provision charged to expense                               535        512        652        660        975
                                                        ------     ------     ------     ------     ------
Balance at the end of period                            $4,156     $3,941     $3,866     $3,682     $3,706
                                                        ======     ======     ======     ======     ======
Ratio of net charge-offs to average loans                0.13%      0.20%      0.32%      0.45%      0.48%

Allocation of the Allowance for Possible Loan Losses

   The following table sets forth the breakdown of Northway's allowance for possible loan losses in Northway's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                 December 31,
                ------------------------------------------------------------------------------------------------------------------
                        1997                   1996                    1995                     1994                1993
                ---------------------  ----------------------  -----------------------  --------------------  --------------------
                        Percent of               Percent of               Percent of             Percent of            Percent of
                        loans in each            loans in each            loans in each          loans in each         loans in each
                        category to              category to              category to            category to           category to
               Amount   total loans     Amount   total loans   Amount     total loans   Amount   total loans  Amount   total loans
              -------   -----------     ------   -----------   ------     -----------   ------   -----------  ------   -----------
Commercial     $  613      10.2%        $  582      11.3%      $  924       11.1%       $1,344      11.5%     $1,302      12.5%
Real estate:
 Commercial &
 Construction   1,251      23.1          1,186      19.2          675       17.2           375      15.6         275      14.3
 Residential    1,395      56.9          1,323      60.5        1,417       64.1         1,131      65.6       1,111      65.5
Installment       198       8.8            188       7.8          147        6.6           139       5.5         154       5.8
Other              55       1.0             52       1.2           53        1.0            53       1.8         213       1.9
Unallocated       644       N/A            610       N/A          650        N/A           640       N/A         651       N/A
               ------     -----         ------     -----       ------      -----        ------    ------      ------     -----
               $4,156     100.0%        $3,941     100.0%      $3,866      100.0%       $3,682    100.80%     $3,706     100.0%
               ======     =====         ======     =====       ======      =====        ======    ======      ======     =====

Supervision and Regulation

   As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), Northway is subject to substantial regulation and supervision by the Federal Reserve Board and is required to file periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of Northway and its subsidiaries. Under the BHC Act, Northway is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that Northway may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

   PNB is a national banking association, organized pursuant to the provisions of the National Bank Act. As such, its primary regulatory authority is the Comptroller of the Currency of the United States (the "Comptroller"). The Comptroller regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations.

   With respect to the ability of a national bank to pay dividends, the Comptroller's approval is required if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The Comptroller also has authority to prohibit a national bank from engaging in unsafe or unsound practices in conducting the business of the Bank.

   PNB is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

   BCB is organized under New Hampshire law and is subject to the regulations of the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. Various requirements and restrictions under the laws of the United States and the State of New Hampshire affect the operations of BCB, including maintaining adequate levels of capital, the payment of dividends, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, investments and other activities of BCB.

   The banking industry in the United States, which includes commercial banks, savings and loan associations, mutual savings banks, capital stock savings banks, credit unions, and bank and savings and loan holding companies, is part of the broader financial services industry which includes insurance companies, mutual funds, and the brokerage industry. In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced the financial services institutions to diversify their services, increase returns on deposits, and become more cost effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

   The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-bank financial institutions. There has been significant regulatory change in the bank mergers and acquisitions area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Banks are now actively competing with non-bank financial institutions for products such as money market funds.

   Federal banking laws now permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it is possible for large organizations to enter many new markets including the markets served by Northway. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over Northway in pricing, delivery, and marketing of their products and services. It is not possible to assess what impact these changes in the regulatory scheme will have on Northway.

Competition

   Northway's banking subsidiaries face significant competition in their respective market from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect Northway's ability to achieve its' financial goals. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by Northway.

Employees

   As of December 31, 1997, Northway and its subsidiaries had approximately 207 full-time and part-time employees.

ITEM 2. PROPERTIES

   Northway operates 13 banking offices in the northern New Hampshire towns of Berlin, Conway (3), Gorham (2), Groveton, Littleton, West Plymouth, Plymouth, Campton, Ashland and North Woodstock. Ten of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located in properties it owns. Northway leases two of its branches under five-year leases expiring on December 31, 2000 and June 1, 2001, respectively. Northway also operates a limited services facility at the Plymouth Regional High School. Eleven of Northway's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

   Northway is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   No matters were submitted to a vote of stockholders during the quarter ended December 31,1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   Since the completion of the Merger, Northway's common stock has been traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI" The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market, and the dividends paid on the common stock:

                               Price Per Share
                          ------------------------
                            Low              High         Dividends Per Share
                          ------            ------        -------------------
        4th Quarter       $30.00            $37.50            $0.55

   On March 20, 1998, the closing sales price of the common stock on the Nasdaq National Market was $31.00 per share. As of such date, there were approximately 1,650 holders of record of the Northway common stock.

   Northway intends to continue to pay dividends subject to, among other things, the financial condition and earnings of Northway, capital requirements, and other factors, including applicable governmental regulations. No dividends will be payable unless declared by the Board of Directors and then only to the extent funds are legally available for the payment of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth the selected consolidated financial information of Northway for the five years in the period ended December 31, 1997. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Northway's Consolidated Financial Statements and related Notes. The selected consolidated financial data reflects the combined results of operation and financial position of Northway Financial, Inc. and Pemi Bancorp, Inc. restated for all periods presented pursuant to the pooling of interests method of accounting. See Note 23 to the Consolidated Financial Statements.

At or for the years ended December 31,                1997         1996         1995         1994        1993
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets                                      $377,866     $372,581     $357,917     $349,447     $329,483
Investment securities available-for-sale            55,103       88,628       84,799       23,761       55,867
Investment securities held-to-maturity              11,312       12,199       15,377       81,021       40,727
Loans, net of unearned income                      266,757      240,383      217,978      218,048      204,013
Allowance for possible loan losses                   4,156        3,941        3,866        3,682        3,706
Real estate acquired by foreclosure
     or substantively repossessed                      222          202          492          665        1,351
Deposit purchase premium                             1,161        1,462        1,800        2,122           --
Deposits                                           322,063      322,315      310,388      304,983      280,803
Securities sold under agreements
     to repurchase                                   6,146        4,620        6,087        6,882       10,370
Stockholders' equity (1)                            37,526       33,663       31,102       26,113       26,168

Income Statement Data:
Net interest and dividend income                  $ 17,027     $ 15,717     $ 15,493     $ 14,521     $ 12,542
Provision for possible loan losses                     535          512          652          660          975
Noninterest income                                   1,680        1,602        1,257        1,399        1,841
Noninterest expense                                 11,859       10,976       10,613       10,271        9,520
Net income                                           4,039        3,857        3,596        3,276        2,775
Per Common Share Data:
Net income                                        $   2.33     $   2.23     $   2.08     $   1.82     $   1.54
Cash dividends declared                               0.55         0.52         0.44         0.40         0.32
Book value (1)                                       21.67        19.44        17.96        14.79        14.57
Tangible Book Value (2)                              21.00        18.59        16.92        13.59        14.57

Selected Ratios:
Return on average assets                              1.07%        1.05%        1.02%        0.95%        0.85%
Return on average equity                             11.14        12.04        12.71        11.75        10.74
Dividend payout                                      23.69        23.13        21.22        21.37        20.47
Average equity to average asset ratio                 9.60         8.69         8.00         8.07         7.89

(1) Stockholders' equity as of December 31, 1997, 1996, and 1995 has been reduced by the unrealized loss on investment securities "available-for- sale." Stockholders' equity as of December 31, 1994 and 1993 has been reduced by the unrealized loss on investment securities "available-for- sale" and the unrealized loss on investment securities transferred to "held-to-maturity." See Notes 1 and 3 to the Financial Statements.
(2) Stockholders' equity as of December 31, 1997, 1996, 1995 and 1994 has been reduced by deposit purchase premium.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begin on page B-1 of this Annual Report on Form 10-K and is hereby incorporated by reference in this Item 7.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this Annual Report of Form 10-K and is hereby incorporated by reference in this Item 7A.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

     The Consolidated Financial Statements of Northway listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8. See also "Index to Consolidated Financial Statements" on page C-1 hereof.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the captions "Management and Certain Security Holders," "Information Concerning Directors and Nominees" and "Executive Officer" in Northway's definitive proxy statement to be delivered in connection with its 1998 Annual Meeting of Stockholders.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) filings. Based solely on its review of the copies of such forms received by it, the Company believes that, during 1997, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 11 EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in Northway's definitive proxy statement to be delivered in connection with its 1998 Annual Meeting of Stockholders, provided however, that the "Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1998 Proxy Statement are not incorporated by reference therein.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees" and "Security Ownership of Management" in Northway's definitive proxy statement to be delivered in connection with its 1998 Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in Northway's definitive proxy statement to be delivered in connection with its 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements:

               Report of Independent Accountants

               Consolidated Balance Sheets as of  December 31, 1997 and 1996

               Consolidated Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules:

               None

         (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page A-1 hereof, which Exhibit Index is incorporated herein by reference.

     (b) Northway filed no Reports on Form 8-K during the quarter ended December 31, 1997.

     (c) See Item 14(a)(3) above

     (d) See Item 8 to this Annual Report on Form 10-K

NORTHWAY FINANCIAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. Prior year information has been restated to reflect the 1997 acquisition of the Pemi Bancorp which was accounted for using the pooling-of-interest accounting method.

RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net income of $4,039,000, or $2.33 per share in 1997 as compared to net income of $3,857,000, or $2.23 per share in 1996 and $3,596,000, or $2.08 per share in 1995. Return on average assets was 1.07 percent in 1997, as compared to 1.05 percent and 1.01 percent for 1996 and 1995, respectively. The improved results in 1997 were attributable to a substantial increase in net interest income, which amounted to $1,310,000, and was offset in part by merger-related expense of $643,000. The increase in 1996 was attributable to improved net interest income and gains realized on the sale of securities.

     The Company's results of operations are affected not only by its net interest income, but also by the level of its noninterest income, including gains and losses on the sales of loans and securities, noninterest expenses, provision for possible loan losses resulting from the Company's assessment of the adequacy of the allowance for loan losses and income tax expense.

NET INTEREST INCOME ANALYSIS

     Net interest income is the principal component of a financial institution's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

     The table on page B-3 presents average balances, income earned or interest paid, and average yields earned or rates paid on major categories of assets and liabilities for the years ended December 31, 1997, 1996, and 1995.

     Net interest income for 1997 increased 8 percent over 1996 while increasing one percent in 1996 over 1995.

     Interest income increased 4 percent in 1997 and 4 percent in 1996. Interest income in 1997 grew as a result of a 3 percent increase in the volume of earning assets, and as a result of the change in the mix of assets. A 13 percent increase in the volume of average loans and a 26 basis point decrease in yield accounted for the 10 percent increase in interest income on loans. Interest income on investment and mortgage-backed securities decreased 18 percent from 1996 to 1997. This decrease resulted from a 21 percent decrease in the average balance of total investment and mortgage-backed securities offset by a 20 basis point increase in yield.

     Total interest expense decreased by 2 percent in 1997 due to a 10 basis point decrease paid on interest bearing liabilities combined with a modest increase in average volume. Interest expense on certificates of deposit decreased 5 percent as a result of a 21 basis point decrease in rate.

     From 1995 to 1996, interest income increased 4 percent as a result of a 4 percent increase in the volume of earning assets. Interest income on loans rose 3 percent as a result of a 3 percent increase in average volume and a 4 basis point increase in yield. Interest income on investment and mortgage-backed securities increased 10 percent from 1995 to 1996 as a result of a 10 percent increase in average volume.

     An 18 basis point increase in the rate paid on interest bearing liabilities combined with a 2 percent increase in average volume resulted in a 7 percent increase in interest expense on interest bearing liabilities in 1996. A substantial portion of the increase in total interest expense was due to a 14 percent increase in interest expense on certificates of deposit, resulting from a 38 basis point increase in rate and a 6 percent increase in average volume.

     The trend in net interest income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin increased 27 basis points to 4.93 percent in 1997 and after having decreased 9 basis points to 4.66 percent in 1996. The increase in 1997's net interest margin was a function of the downward pricing of interest bearing liabilities, specifically certificates of deposit, the increase in average loan volumes, partially offset by the lower yield on loans. At the same time, the portion of interest earning assets funded by interest bearing liabilities in 1997 was 86 percent. In 1996 the portion of interest earning assets funded by interest bearing liabilities was 88 percent.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect on interest rate movements. During 1997, the net interest rate spread increased 21 basis points to 4.37 percent from the 1996 spread of 4.16 percent as the cost of interest bearing liabilities declined while the yields earned on earning assets increased 11 basis points. The decrease in 1996 was 18 basis points from 4.34 percent in 1995. See the accompanying scheduled entitled "Consolidated Average Balances, Interest Income/Expense and Average Yields/Rates" and "Consolidated Rate/Volume Variance Analysis" for more information.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses is the annual cost of providing an allowance or reserve for anticipated future losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

     The Company incurred a $535,000 provision for possible loan losses in 1997 reflecting an increase of $23,000 from 1996. In 1996, the provision for possible loan losses decreased $140,000 from $652,000 in 1995 to $512,000 in 1996. The allowance for possible loan losses as a percentage of nonperforming loans increased to 227.35 percent at December 31, 1997 compared to 135.57 percent at December 31, 1996.

     Although management utilizes its best judgement in providing for possible losses, there can be no assurance that the Company will not have to change its provisions for possible loan losses in subsequent periods. Management will continue to monitor the allowance for possible loan losses and make additional provisions to the allowance as appropriate.

     The following table sets forth the provisions and allowance for possible loan losses for the periods indicated.

----------------------------------------------------------------------------
                                                    Years Ended December 31,
Dollars in thousands                                1997     1996      1995
----------------------------------------------------------------------------
Beginning allowance                                $3,941   $3,866    $3,682
Provision for possible loan losses                    535      512       652
Loans charged-off                                    (612)    (650)     (696)
Recoveries                                            292      213       228
                                                   ------   ------    ------
Net credit losses                                    (320)    (437)     (468)
                                                   ------   ------    ------
Ending allowance                                   $4,156   $3,941    $3,866
                                                   ======   ======    ======
Ending allowance as a percentage of loans           1.56%    1.64%     1.77%

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits earned through investment and security sales.

                               Noninterest Income
----------------------------------------------------------------------------
                                                    Years Ended December 31,
Dollars in thousands                                1997     1996      1995
----------------------------------------------------------------------------
Service Charges on deposit account and fees        $  831   $  816    $  803
Securities gains(losses), net                         313      306       (75)
Other                                                 536      480       529
                                                   ------   ------    ------
Total noninterest income                           $1,680   $1,602    $1,257
                                                   ======   ======    ======

     Fee income from service charges on deposit accounts increased 2 percent in 1997 and 1996. The improvement in both years was influenced by the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

     Net securities gains were $313,000 in 1997, compared to $306,000 in 1996. Investment securities gains in 1997 included net gains of $548,000 recorded on sales of equity securities compared to $305,000 in 1996. The $75,000 net security loss recorded in 1995 was realized primarily from the sale of $4,000,000 of ten year US Treasury securities in the Company's available-for-sale portfolio, the proceeds of which where then available for reinvestment at higher yields.

     Other noninterest income (sources of which includes credit card merchant and fee income, automated teller fees, and safe deposit fees) increased $56,000, or 12 percent in 1997 following a 9 percent decrease in 1996.

NONINTEREST EXPENSE

     Total noninterest expense increased $883,000, or 8 percent, during 1997 and $363,000, or 3 percent, in 1996. Excluding merger-related expenses in all periods, and the one-time assessment of all SAIF-insured deposits to recapitalize the SAIF in 1995, total noninterest expense increased $276,000, or 3 percent, during 1997 and $494,000, or 5 percent, in 1996. The increase in these expenses were made in support of the Company's expansion plans to increase market share in existing and new markets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND AVERAGE YIELDS/RATES (Dollars in thousands)

                              --------------1997---------------    ----------1996-----------   -----------1995------------
                                                        Average                       Average                      Average
                                  Average     Income/    Yield/     Average  Income/   Yield/   Average    Income/   Yield/
                                  Balance     Expense     Rate      Balance  Expense    Rate    Balance    Expense   Rate
                              --------------  --------  -------    --------- --------   ---    --------- ---------- ------
Assets
  Interest earning assets:
    Federal funds sold             $  9,720   $   528      5.43%   $  6,076   $  325    5.35%  $ 10,464    $   603   5.76%
    Interest bearing deposits           114         8      7.02       2,103      124    5.90        783         48   6.13
    Investment and mortgage-
      backed securities(1)(5)        89,366     5,498      6.15     112,443    6,693    5.95    102,215      6,074   5.94
    Loans, net(1)(2)                253,424    23,350      9.21     223,306   21,143    9.47    216,837     20,457   9.43
                                   --------   -------              --------  -------           --------    -------
      Total interest earning
        assets(1)                   352,624    29,384      8.33%    343,928   28,285    8.22%   330,299     27,182   8.23%
Cash and due from banks              10,804                           9,346                      10,592
Premises and equipment                8,732                           8,409                       8,235
Other assets                          5,604                           7,036                       4,660
                                   --------                        --------                    --------
      Total assets                 $377,764                        $368,719                    $353,786
                                   ========                        ========                    ========
Liabilities
  Interest bearing liabilities:
    Regular savings                $ 63,661   $ 1,508      2.37%   $ 65,033  $ 1,551    2.38%  $ 66,019    $ 1,621   2.46%
    NOW and Super NOW                43,369       530      1.22      42,438      533    1.26     42,306        678   1.60
    Money market accounts            22,348       613      2.74      23,428      644    2.75     24,331        691   2.84
    Certificates of deposit         153,111     8,211      5.36     155,223    8,651    5.57    145,811      7,564   5.19
    Repurchase agreements             7,796       404      5.18       6,568      358    5.45      6,203        313   5.05
    Federal Home Loan Bank           12,139       728      6.00       8,848      521    5.89     10,217        614   6.01
    Other Borrowed funds                215        13      6.05          --        -                 --          -
                                   --------   -------              --------  -------           --------    -------
      Total interest bearing
        liabilities                 302,639    12,007      3.97%    301,538  $12,258    4.07%   294,887     11,481   3.89%
                                              -------     =====              -------    ====               -------   ====
Noninterest bearing deposits         34,948                          31,889                      27,977
Other liabilities                     3,906                           3,253                       2,633
                                   --------                        --------                    --------
      Total liabilities             341,493                         336,680                     325,497
Stockholders' equity                 36,271                          32,039                      28,289
                                   --------                        --------                    --------
      Total liabilities and
        stockholders' equity       $377,764                        $368,719                    $353,786
                                   ========                        ========                    ========
Net interest income(1)                        $17,377                        $16,027                       $15,701
                                              =======                        =======                       =======
Interest spread(3)                                         4.37%                        4.16%                        4.34%
                                                           ====                         ====                         ====
Net interest margin(4)                                     4.93%                        4.66%                        4.75%
                                                           ====                         ====                         ====

(1) Reported on a tax equivalent basis
(2) Net of unearned income and allowance for possible loan losses.  Includes nonperforming loans
(3) Interest spread equals the yield on interest earning asets minus the rate paid on interest bearing liabilities
(4) The net interest margin equals net interest income divided by total average interest earning assets.
(5) Average balances are calculated using the adjusted cost basis.

CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)

-----------------------------------------------------------------------------------------------------------------
                                                   1997 Compared to 1996             1996 Compared to 1995
                                                    Increase (Decrease)               Increase (Decrease)
                                         ------------------------------------    --------------------------------
                                                   Due to Change In                     Due to Change In

                                          Volume    Rate       Mix      Total     Volume   Rate    Mix      Total
Interest and dividend income:
Federal funds sold                       $   193    $   6     $   4   $   203     $ (252)  $ (45)  $  19   $ (278)
Interest bearing deposits                   (117)      23       (22)     (116)        81      (2)     (3)      76
Investments and mortgage-
   backed securities                      (1,374)     225       (46)   (1,195)       608      10       1      619
Loans                                      2,852     (568)      (77)    2,207        610      74       2      686
                                         -------    -----     -----   -------     ------   -----   -----   ------
Total interest and dividend income         1,554     (314)     (141)    1,099      1,047      37      19    1,103
                                         -------    -----     -----   -------     ------   -----   -----   ------
Interest expense:
Regular savings accounts                     (33)     (10)       --       (43)       (24)    (47)      1      (70)
NOW accounts                                  11      (14)       --        (3)         2    (147)     --     (145)
Money market accounts                        (30)      (1)       --       (31)       (26)    (22)      1      (47)
Certificates of deposit                     (117)    (327)        4      (440)       488     563      36    1,087
Repurchase agreements                         67      (18)       (3)       46         18      25       2       45
FHLB advances                                194       10         3       207        (82)    (12)      1      (93)
Other Borrowed funds                          13       --        --        13         --      --      --        0
                                         -------    -----     -----   -------     ------   -----   -----   ------
Total interest expense                       105     (360)        4      (251)       376     360      41      777
                                         -------    -----     -----   -------     ------   -----   -----   ------
Net interest and dividend income          $1,449    $  46     $(145)  $ 1,350     $  671   $(323)  $ (22)  $  326
                                          ======    =====     =====   =======     ======   =====   =====   ======

     The following table sets forth information relating to the Company's noninterest expense during the periods indicated.

-----------------------------------------------------------------------
                                               Years Ended December 31,
(In thousands)                                  1997    1996     1995
-----------------------------------------------------------------------
Salaries and employee benefits                $  5,883 $ 5,423  $ 5,140
Occupancy and equipment                          1,714   1,759    1,632
Foreclosed real estate, net                         68      51        7
Amortization of deposit purchase premium           301     513      322
Deposit and other assessments                       50      17      585
Directors' fees                                    266     303      302
Stationery and supplies                            374     360      341
Merger related expenses                            643      36       --
Other                                            2,560   2,514    2,284
                                              -------- -------  -------
                                              $11,859  $10,976  $10,613
                                              =======  =======  =======

     Salaries and employee benefits increased $460,000 or 8 percent, from 1996 to 1997 and by $283,000, or 6 percent from 1995 to 1996. These increases reflect staff additions in connection with the expansion of the retail franchise, increased mortgage banking and commercial lending activities as well as normal salary and wage increases.

     Amortization of deposit purchase premium increased by $191,000 to $513,000 in 1996 versus $322,000 expensed in 1995. The increase resulted from the Company's decision to accelerate the amortization of the premium associated with the purchase of HomeBank's deposits.

     Deposit and other assessment expenses consist primarily of deposit insurance paid by the Company to the Federal Deposit Insurance Corporation ("FDIC") for deposits insured by the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"). SAIF deposits are those deposits acquired in 1994 from the HomeBank. At December 31, 1996. The Company had approximately 88 percent of its deposits insured by BIF and 12 percent by SAIF. The $568,000 decrease in deposit and other assessment expenses in 1996 compared with 1995 is directly attributable to the reduction in BIF insurance premiums from $0.23 per $100 of deposits to $0.04 per $100 of deposits in June 1995 to $0.00 beginning January 1996.

     The Company, in the fourth quarter of 1995, accrued an estimated one-time assessment on SAIF insured deposits of $167,000. During the second half of 1996, the Company was actually assessed $137,000 for this one-time assessment, which resulted in a credit to the accrual of $30,000.

     Merger related expense of $643,000 in 1997 and $36,000 in 1996 are primarily related to the merger, creation of the Holding Company, and the stock split.

INCOME TAX EXPENSE

     The Company recognized $2,274,000, $1,974,000 and $1,889,000 in income tax expense for the years ended December 31, 1997, 1996, and 1995, respectively. The effective tax rate was 36.0% for 1997, 33.9% for 1996, and 34.4% for 1995. The Company recorded merger-related expenses of $643,000 in 1997. This one-time expense is non-deductible for tax calculations and was the principal reason for the increase in 1997's effective tax rate. For additional information relating to income taxes. See Note 16 to the Consolidated Financial Statements.

FINANCIAL CONDITION

ASSETS

     Total assets remained relatively unchanged at $377,866,000 at December 31, 1997. However, the composition of earning assets has changed significantly.

BALANCE SHEET HIGHLIGHTS
December 31,

Dollars in thousands                                1997       1996   Change
----------------------------------------------------------------------------
Total assets                                    $377,866   $372,581   $  5,285
Earning assets                                   352,904    343,442      9,462
Securities                                        66,415    100,827    (34,412)
Loans, net of unearned income                    266,757    240,383     26,374
Deposits                                         322,063    322,315       (252)
Equity                                            37,526     33,663      3,863

SECURITIES

     The Company's investment securities are classified into one of two categories based on management's intent to hold the securities: (i) held-to-maturity securities, or (ii) securities available-for-sale. Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of Stockholders' Equity.

     The following table summarizes the Company's securities portfolio at December 31, 1997 and 1996, showing amortized cost and market value far each category:

-----------------------------------------------------------------------------
December 31,                            1997                     1996
                              Amortized      Market    Amortized       Market
(Dollars in thousands)             Cost       Value         Cost        Value
-----------------------------------------------------------------------------
Securities available-for-sale:
   US Treasury and Government
     Agencies                   $11,873    $11,929      $ 20,828     $ 20,479
   Mortgage-backed securities    17,366     17,340        28,254       27,882
   Collateralized mortgage
     obligations                 14,171     13,895        21,189       20,466
   Corporate and foreign notes    5,008      5,000        14,128       14,068
   Common and preferred stocks    2,752      2,796         2,221        2,284
   State and political
   subdivisions                   4,016      4,143         3,219        3,259
   Other                             --         --           145         190
                                -------    -------      --------     --------
   Total securities
     available-for-sale         $55,186    $55,103      $ 89,984     $ 88,628
                                -------    -------      --------     --------
Securities held-to-maturity:
   US Treasury and Government
     Agencies                   $    --    $    --      $    501     $    503
   Mortgage-backed securities     8,400      8,354         9,943        9,809
   State and political
     subdivisions                 2,912      2,943         1,755        1,793
                                -------    -------      --------     --------
   Total securities
     held-to-maturity           $11,312    $11,297      $ 12,199     $ 12,105
                                -------    -------      --------     --------
   Total securities             $66,498    $66,400      $102,183     $100,733
                                =======    =======      ========     ========

     Securities available-for-sale decreased $33,525,000 during 1997 to $55,103,000. The decrease in the portfolio reflects the Company's strategy to allow the securities portfolio amortization and sales to fund increased originations in the lending portfolios.

     The net unrealized loss on securities available-for-sale of $83,000 decreased $1,273,000 from the net unrealized loss of $1,356,000 in 1996. This was the result of a lower interest rate environment, and corresponding higher bond prices in 1997, as well as the decrease in the investment portfolio through the sales and amortization.

     The change in unrealized valuation to market value on securities available-for-sale also had an effect on increasing stockholders' investment by $781,000 from a year ago. The unrealized loss reported as part of stockholders' investment of $51,000, net of a $32,000 deferred tax benefit at December 31, 1997 was significantly less than the unrealized loss of $832,000, net of a $524,000 deferred tax benefit at December 31, 1996.

     The Company has a policy of purchasing securities primarily rated A or better by Moody's Investor Services and US Government securities to minimize credit risk. All securities, however, carry interest rate risk, which affect their market values such that as market yields increase, the value of the Company's securities decline and vise versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to the inability to reinvest proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio.

LOANS

     Loans increased 10.9 percent in 1997 with much of the increase concentrated in commercial real estate and residential mortgage loans. The growth in the loan portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans. The following table presents the composition of the loan portfolio:

-----------------------------------------------------------------------------
                                           Percent                    Percent
Dollars in thousands               1997   of Total          1996     of Total
-----------------------------------------------------------------------------
Real estate
     Residential               $152,041       56.9%     $145,847         60.5%
     Commercial                  56,204       21.0        43,901         18.2
     Construction                 5,664        2.1         2,329          1.0
Commercial                       27,129       10.1        27,293         11.3
Installment                      23,476        8.9        18,733          7.8
Other                             2,769        1.0         2,999          1.2
                               --------      -----      --------        -----
                               $267,283      100.0%     $241,102        100.0%
                               ========      =====      ========        =====

     The loan portfolio mix changed significantly during the year. As of December 31, 1997, total commercial real estate loans represented 21.0 percent of the Company's loan portfolio, while residential real estate loans represented
56.9 percent. This compares with a commercial real estate loan percentage of
18.2 percent and residential real estate loan percentage of 60.5 percent in 1996. The 1997 increase in commercial real estate loan percentage reflects management's commitment to diversify the loan portfolio.

     Commercial real estate loans consist of loans secured by income producing commercial real estate and many are additionally secured by the guarantee of the Small Business Administration. Commercial real estate loans increased by $12,303,000 in 1997 as compared to 1996. The Company continues to emphasize commercial real estate loans in order to reduce its relative exposure of other types of loans.

     Residential real estate loans increased $6,194,000 in 1997, a 4.2 percent increase over 1996. The Company's strategy generally is to originate fixed-rate residential loans for sale to investors in the secondary market. The Company generally retains adjustable-rate loans in its portfolio but will, occasionally, retain some fixed-rate mortgages.

     Installment loans consist primarily of loans originated directly by the Company. The increase of $4,743,000 was primarily a result of growth in home equity loans, automobile loans and recreational vehicle loans. Increased growth in installment loans is consistent with the Company's strategy to increase the percentage of installment loans in its' portfolio.

     The Company's loans are primarily secured by real estate in New Hampshire. In addition, real estate acquired by foreclosure is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate acquired by foreclosure are susceptible to changing conditions in this market.

NONPERFORMING ASSETS

     Nonperforming assets were $2,050,000, or 0.53% of total assets, at December 31, 1997 as compared to $3,154,000, or 0.85% of total assets, at December 31, 1996.

     Nonperforming assets are comprised primarily of nonperforming loans, real estate acquired by foreclosure and loan substantively repossessed. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonperforming classification that are paying, but which have a weakness with respect to the collateral securing the loan.

     At December 31, 1997, nonperforming loans totaled $1,828,000, or 0.70% of total loans, compared to $2,907,000, or 1.20% of total loans, in 1996.

     Real estate acquired by foreclosure or substantively repossessed at December 31, 1997 was $222,000 compared to $202,000 in 1996.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Company maintains a reserve for possible loan losses to absorb future charge-offs of loans in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries of amounts previously charged-off are added to the reserve when collected. The adequacy of the allowance for possible loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for possible loan losses charged to earnings is based on management's judgement of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for possible loan losses.

     The Company 's reserve for possible loan losses increased $215,000 from December 31, 1996 to $4,156,000 at December 31, 1997. The 1997 provision for possible loan losses was $535,000, $23,000 higher than the prior year level of $512,000. The increase was due primarily to the increased level of loans.

     Management believes than an adequate allowance has been established for loans and that real estate acquired by foreclosure is being carried at the lower of cost or net fair value.

DEPOSITS AND BORROWINGS

         Total deposits at December 31, 1997 were $322,063,000, approximately the same as the $322,315,000 reported at December 31, 1996.

                        Components of Deposits
-----------------------------------------------------------------------------
December 31,
(In thousands)                                  1997       1996
-----------------------------------------------------------------------------
Demand                                        $ 39,710   $ 35,328
Regular savings, NOW & Money Market            130,664    133,090
Time                                           151,689    153,897
                                              --------   --------
   Total deposits                             $322,063   $322,315
                                              ========   ========

     Certificates of deposit of $100,000 or more are scheduled to mature as follows at December 31, 1997:

In thousands:
  3 months or less                        $ 4,325
  Over 3 to 6 months                        4,149
  Over 6 to 12 months                       7,807
  Over 12 months                            4,100
                                          -------
                                          $20,381

  The following tables sets forth certain information concerning the Company borrowings at the dates indicated.

-----------------------------------------------------------------------------
                                             December 31,
(In thousands)                              1997         1996
-----------------------------------------------------------------------------
FHLB advances                             $ 9,322       $ 8,703
Repurchase agreements                       6,146         4,620
Other                                         --           221
                                          -------       -------
                                          $15,468       $13,544

     FHLB advances were the largest non-deposit related interest-bearing funding source for the Company in 1997. During 1997, the balance of FHLB borrowings increased $619,000 from the $8,703,000 reported at December 31, 1996. For additional information regarding FHLB advances, see Note 10 to the Consolidated Financial Statements.

     The increase m securities sold under agreements to repurchase of $1,526,000 was attributable to an increase in our relationship with our municipal customers. For additional discussion of securities sold under agreements to repurchase see Note 11 to the Consolidated Financial Statements.

CAPITAL

-----------------------------------------------------------------------------
                                                 December 31,
(Dollars in thousands)                        1997         1996
-----------------------------------------------------------------------------
Risk-adjusted assets                        $223,332     $204,560
Tier 1 risk-based capital (4% minimum)         16.31%       16.15%
Total risk-based capital (8% minimum)          17.56        17.40
Leverage ratio                                  9.67         8.99

     The Company's capital serves to support growth and provide protection against loss to depositors and creditors. Equity capital represents the stockholders' investment in the Company. Management strives to maintain an optimal level of capital on which an attractive return to the stockholders will be realized over both the short-term and long-term, while serving depositors' and creditors' needs.

     The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements which banks and bank holding companies must meet: Tier 1, total capital (combination of Tier 1 and Tier 2 capital), and leverage ratio. Tier 1 consists of stockholders' equity, net of intangible assets. Tier 2 capital consists of a limited amount of loss reserves. Tier 1, total capital and leverage ratio do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk- based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 1997, all of the subsidiary banks of the Company were "well capitalized" as defined under the FDIC Improvement Act.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the time of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive and in time frames with more liabilities repricing than assets it is liability sensitive. Within GAP limits established by the Board of Directors. the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income.

     Interest rate risk is managed by the Company's Asset/Liability Committee which formulates strategies based on a desirable level of interest rate risk. In setting desirable levels of interest rate risk, the Committee evaluates the impact on earnings and capital considering the current outlook on interest rates, potential changes in the outlook on interest rates and regional economies, liquidity, business strategies and other factors.

     The Asset/Liability Committee uses three key measurements to monitor interest rate risk: (i) the interest-rate sensitivity "gap" analysis (ii) a "rate shock" to measure earnings volatility due to an immediate increase or decrease in market rates of interest; and (iii) simulation of net interest income under alternative balance sheet and interest rate scenarios.

INTEREST RATE GAP ANALYSIS

                                              Interest Sensitivity Periods
-------------------------------------------------------------------------------------------------------------------------
December 31, 1997                                     3 months   4 to 12     12 to 24     2 to 5      After 5
(Dollars in thousands)                                or less     months      months       years        years     Total
-------------------------------------------------------------------------------------------------------------------------
Loans, net                                           $ 87,981    $ 73,343    $ 32,328     $ 56,431    $ 17,492   $267,575
Federal funds sold                                     19,225          --          --           --          --     19,225
Interest bearing deposits                                  --          --          85           --          --         85
Securities                                              7,433      10,991       6,460       22,240      21,329     68,453
Other assets                                               --          --          --           --      22,528     22,528
                                                     --------    --------    --------     --------    --------   --------
   Total assets                                      $114,639    $ 84,334    $ 38,873     $ 78,671    $ 61,349   $377,866
                                                     --------    --------    --------     --------    --------   --------

Deposits                                             $ 78,793    $103,169    $ 50,285     $ 13,151    $ 76,665   $322,063
Repurchase agreements                                     789       5,275          82           --          --      6,146
Borrowed funds                                          4,041       5,171          82           28          --      9,322
Other liabilities and stockholders' equity                 --          --          --           --      40,335     40,335
                                                     --------    --------    --------     --------    --------   --------
     Total liabilities and equity                    $ 83,623    $113,615    $ 50,449     $ 13,179    $117,000   $377,866
Gap for period                                       $ 31,016    $(29,281)   $(11,576)    $ 65,492    $(55,651)
Cumulative gap                                                   $  1,735    $ (9,841)    $ 55,651        --
                                                                 ========    ========     ========    ========
As a percent of  total assets                             8.2%        0.5%       (2.6)%       14.7%

     Interest-rate gap analysis provides a static analysis of the repricing characteristics of the entire balance sheet. It is prepared by scheduling assets and liabilities into time bands based upon their next opportunity to reprice. For floating-rate instruments, the entire balances are placed at the next date on which their rates could be reset; and for fixed-rate instruments, the balances are placed in time bands according to their principal repayment schedules. It is necessary to apply further assumptions to refine this process. For instance, in order to recognize the potential for mortgage-related instruments to experience early payments of principal, a prepayment assumption based on management's expectations is layered on top of the scheduled principal payments. Other categories that are scheduled using management assumptions include non-contractual deposits such as demand deposits and interest-bearing checking, savings, and money market deposits. These allocations are management's current estimate of the sensitivity of the rates and balances of these accounts to changes in market interest rates.

     The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of December 31, 1997, the estimated exposure was 0.5 % asset-sensitive (see above table).

     A more dynamic and detailed analysis of the earnings sensitivity of the balance sheet is provided through simulation analysis. The Company uses computer simulations to determine the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, loan and deposit pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations based on numerous assumptions are run under various interest rate scenarios to determine the impact on net interest income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented.

     Utilizing an immediate rate shock simulation where interest rates increase 300 basis points, the most recent earnings simulation model projects net interest income for the next twelve months would increase by an amount equal to approximately 2.8%. The projection is within the Company's 10% policy limit.

     Additionally, duration and market value sensitivity are selectively utilized where they provide added value to the overall interest rate risk management process.

LIQUIDITY RASK

     Liquidity risk management involves the Company's and its' subsidiaries ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or, at their contractual maturity, the repayment of borrowings as they mature. The ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee. At the bank level liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile liabilities. These include brokered deposits, core deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

     Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the subsidiary banks.

     As shown in the consolidated statements of cash flows, cash and cash equivalents increased by $14,029,000 during 1997. Net cash provided by investing activities of $8,144,000 consisted primarily of maturities and sales of investment securities of $55,118,000, offset by the increase in net loans originated of $26,901,000 and the purchase of investment securities of $23,086,000. The net cash provided by operating activities provided the remainder of funding sources for 1997. The $5,516,000 of net cash provided by operating activities was attributable to net income of $4,039,000.

IMPACT OF THE YEAR 2000 ISSUE

     The Company has developed plans and is addressing issues related to the impact on its computer system of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

FORWARD LOOKING INFORMATION

     Certain statements in this Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. Such Forward Looking Statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions and plans related to products or services of Northway, BCB, or PNB and are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Company's products and services, competitive factors in the industries in which the company competes, changes in government regulations and the timing, impact and other uncertainties of future acquisitions.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants ................................   C-2

Consolidated Balance Sheets as of  December 31, 1997 and 1996 ...........   C-3

Consolidated Statements of Income for the fiscal years
ended December 31, 1997, 1996 and 1995 ..................................   C-4

Consolidated Statements of Changes in Stockholders' Equity
for the fiscal years ended December 31, 1997, 1996 and 1995 .............   C-5

Consolidated Statements of Cash Flows for the fiscal years
ended December 31, 1997, 1996 and 1995 ..................................   C-6

Notes to Consolidated Financial Statements ..............................   C-8

                       SHATSWELL, MacLE0D & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 83 PINE STREET
                     WEST PEABODY, MASSACHUSETTS 01980-3635
                            TELEPHONE (978) 535-0206
                            FACSIMILE (978) 535-9908

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Northway Financial, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying restated consolidated financial statements for the year ended December 31, 1995 include the consolidated financial statements of Pemi Bancorp, Inc. for that year. We previously audited and reported on such statements. Separate financial statements of The Berlin City Bank, also included in the accompanying restated consolidated financial statements for the year ended December 31, 1995, were audited by other auditors whose report dated January 19, 1996 expressed an unqualified opinion on those statements. We audited the combination of the accompanying consolidated financial statements for the year ended December 31, 1995 after the restatement for the 1997 pooling of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 23 of the notes to the consolidated financial statements.

                                       /s/ Shatswell, MacLeod & Company, P.C.

                                           SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 16, 1998

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996 (in thousands, except per share data)
---------------------------------------------------------------------------------------
                                                                    1997         1996
                                                                  --------     --------
Assets
Cash and due from banks (note 2)                                  $ 12,086     $ 14,257
Federal funds sold                                                  19,225        3,025
Interest bearing deposits                                               85          279
Investment securities available-for-sale, amortized cost of
   $55,186 in 1997 and $89,984 in 1996 (notes 3 and 11)             55,103       88,628
Investment securities held-to-maturity, market value of
   $11,297 in 1997 and $12,105 in 1996 (note 3)                     11,312       12,199
Federal Home Loan Bank stock, at cost (note 3)                       1,958        1,822
Federal Reserve Bank stock, at cost                                     80           80
Loans held for sale                                                    292           58
Loans (notes 4, 5 and 6)                                           267,283      241,102
   Unearned income                                                    (526)        (719)
   Allowance for possible loan losses (note 5)                      (4,156)      (3,941)
                                                                  --------     --------
      Loans, net                                                   262,601      236,442
Real estate acquired by foreclosure or substantively
  repossessed (note 7)                                                 222          202
Accrued interest receivable                                          1,971        2,611
Deferred income tax asset, net (note 16)                             1,500        2,048
Premises and equipment, net (note 8)                                 9,187        8,765
Deposit purchase premium, net                                        1,161        1,462
Other assets                                                         1,083          703
                                                                  --------     --------
     Total assets                                                 $377,866     $372,581
                                                                  ========     ========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits (note 9)                                               $322,063     $322,315
  Securities sold under agreements to repurchase (note 11)           6,146        4,620
  Federal Home Loan Bank advances (note 10)                          9,322        8,703
  Other borrowings                                                      --          221
  Other liabilities                                                  2,809        3,059
                                                                  --------     --------
     Total liabilities                                             340,340      338,918
                                                                  --------     --------
Commitments and contingencies (notes 8, 18, and 19)                     --           --
Stockholders' equity (note 14):
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued                                            --           --
  Common stock, $1.00 par value; 9,000,000 shares
     authorized, 1,731,969 issued and outstanding                    1,732        1,732
  Surplus                                                            2,101        2,101
  Retained earnings                                                 33,744       30,662
  Unrealized loss on investment securities available-for-sale,
     net of tax (note 3)                                               (51)        (832)
                                                                  --------     --------
      Total stockholders' equity                                    37,526       33,663
                                                                  --------     --------
      Total liabilities and stockholders' equity                  $377,866     $372,581
                                                                  ========     ========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996 and 1995
(in thousands, except per share data)
------------------------------------------------------------------------------
                                                1997       1996        1995
                                              --------   --------    --------
Interest and dividend income:
  Loans                                       $ 23,210   $ 21,079    $ 20,366
  Investment securities available-for-sale       4,301      5,398       1,534
  Investment securities held-to-maturity           987      1,049       4,423
  Federal funds sold                               528        325         603
  Interest bearing deposits                          8        124          48
                                              --------   --------    --------
    Total interest and dividend income          29,034     27,975      26,974
                                              --------   --------    --------
Interest expense:
  Deposits (note 9)                             10,861     11,378      10,554
  Borrowed funds                                 1,146        880         927
                                              --------   --------    --------
    Total interest expense                      12,007     12,258      11,481
                                              --------   --------    --------
    Net interest and dividend income            17,027     15,717      15,493
Provision for possible loan losses (note 5)        535        512         652
                                              --------   --------    --------
    Net interest and dividend income after
      provision for possible loan losses        16,492     15,205      14,841
                                              --------   --------    --------
Noninterest income:
  Service charges on deposit accounts and fees     831        816         803
  Securities gains (losses), net (note 3)          313        306         (75)
  Other                                            536        480         529
                                              --------   --------    --------
    Total noninterest income                     1,680      1,602       1,257
                                              --------   --------    --------
Noninterest expense:
  Salaries and employee benefits (note 17)       5,883      5,423       5,140
  Office occupancy and equipment                 1,714      1,759       1,632
  Foreclosed real estate, net                       68         51           7
  Amortization of deposit purchase premium         301        513         322
  Merger related expenses                          643         36          --
  Other (note 15)                                3,250      3,194       3,512
                                              --------   --------    --------
    Total noninterest expense                   11,859     10,976      10,613
                                              --------   --------    --------
    Income before income taxes                   6,313      5,831       5,485
Income tax expense (note 16)                     2,274      1,974       1,889
                                              --------   --------    --------
    Net income                                $  4,039   $  3,857    $  3,596
                                              ========   ========    ========
Earnings per common share                     $   2.33   $   2.23    $   2.08
                                              ========   ========    ========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995 (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                       Unrealized    Loss on
                                                                                       Loss on      Investment
                                                                                      Investment    Securities
                                                                                      Securities     Trans. to      Total
                                                   Common                 Retained     Available-    Held-To-    Stockholders'
                                                   Stock       Surplus    Earnings     For-Sale      Maturity       Equity
                                                 ---------    --------   ---------      -------      --------      --------
Balance at December 31, 1994                     $   1,732    $  2,418   $  24,864      $  (726)     $ (2,180)     $ 26,108
                                                 ---------    --------   ---------      -------      --------      --------

  Net income                                            --          --       3,596           --            --         3,596
  Cash dividends declared ($0.44 per share)             --          --        (763)          --            --          (763)
  Decrease in unrealized loss on
    investment securities, net of tax                   --          --          --          293         2,180         2,473
  PNB treasury stock purchased                          --        (317          --           --            --          (317)
                                                 ---------    --------   ---------      -------      --------      --------
Balance at December 31, 1995                         1,732       2,101      27,697         (433)           --        31,097

  Net income                                            --          --       3,857           --            --         3,857
  Cash dividends declared ($0.52 per share)             --          --        (892)          --            --          (892)
  Increase in unrealized loss on
    investment securities, net of tax                   --          --          --         (399)           --          (399)
                                                 ---------    --------   ---------      -------      --------      --------
Balance at December 31, 1996                         1,732       2,101      30,662         (832)           --        33,663

  Net income                                            --          --       4,039           --            --         4,039
  Cash dividends declared ($0.55 per share)             --          --        (957)          --            --          (957)
  Decrease in unrealized loss on
    investment securities, net of tax                   --          --          --          781            --           781
                                                 ---------    --------   ---------      -------      --------      --------
Balance at December 31, 1997                     $   1,732    $  2,101   $  33,744      $   (51)     $     --      $ 37,526
                                                 =========    ========   =========      =======      ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995 (in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      1997             1996              1995
                                                                                    --------         --------           -------
Cash flows from operating activities:
  Net income                                                                        $  4,039         $  3,857           $ 3,596
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for:
        Possible loan losses                                                             535              512               652
        Depreciation and amortization                                                    992            1,173               911
        Deferred income taxes                                                             56              (11)             (195)
   Write down of real estate acquired by foreclosure                                      58               54                84
   (Gains) losses on sales of investment securities available-for-sale, net             (313)            (306)               75
   Loss on sale of premises and equipment                                                 45               --                --
   Accretion of (discount) and amortization of premium on investment and
     mortgage-backed securities, net                                                     230              449               384
   Decrease in unearned income, net                                                     (193)            (294)             (167)
   Gains on sales of real estate acquired by foreclosure or substantively
     repossessed                                                                         (56)             (88)             (153)
   Net (increase) decrease in loans held for sale                                       (234)              86              (144)
   (Increase) decrease in accrued interest receivable                                    640               (5)             (206)
   (Increase) decrease in other assets                                                  (380)            (130)              157
   Increase in other liabilities                                                          97              186               277
                                                                                    --------         --------           -------
        Net cash provided by operating activities                                      5,516            5,483             5,271
                                                                                    --------         --------           -------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits                                   194            2,195            (2,405)
  Proceeds from sales of investment securities available-for-sale                     28,446            3,223            13,454
  Proceeds from sales of investment securities held-to-maturity                           --               --             1,536
  Proceeds from maturities of investment securities held-to-maturity                   8,855            9,956             4,222
  Proceeds from maturities of investment securities available-for-sale                17,817           11,137             3,896
  Purchase of investment securities available-for-sale                               (15,050)         (23,305)          (15,416)
  Purchase of Federal Home Loan Bank stock                                              (136)              --              (144)
  Purchase of investment securities held-to-maturity                                  (8,036)          (6,910)           (2,516)
  Principal payments received on investment securities held-to-maturity                   --               35                88
  Principal payments received on investment securities available-for-sale              3,735            4,413             2,910
  Net increase in loans                                                              (26,901)         (22,706)             (293)
  Proceeds from sales of real estate acquired by foreclosure or substantively
    repossessed and principal payments received on OREO                                  378              486               304
  Proceeds from sale of premises and equipment                                           296               --                --
  Additions to premises and equipment                                                 (1,454)          (1,099)             (381)
                                                                                    --------         --------           -------
        Net cash (used in) provided by investing activities                            8,144          (22,575)            5,255
                                                                                    --------         --------           -------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits NOW, savings and money market
    accounts                                                                           1,957            7,676           (12,763)
  Net increase (decrease) in time deposits                                            (2,208)          (2,507)           18,168
  Cash received from acquisition of branch                                                --            6,355                --
  Advances from Federal Home Loan Bank                                                42,467           39,814            37,654
  Repayment of Federal Home Loan Bank advances                                       (41,848)         (38,603)          (39,154)
  Net increase (decrease) in repurchase agreements                                     1,526           (1,467)             (795)
  Net increase (decrease) in other borrowed funds                                       (221)             221                --
  Purchases of treasury stock                                                             --               --              (317)
  Cash dividends paid                                                                 (1,304)            (802)             (748)
         Net cash provided by financing activities                                       369           10,687             2,045
                                                                                    --------         --------           -------
Net increase (decrease) in cash and cash equivalents                                  14,029           (6,405)           12,571
         Cash and cash equivalents at beginning of period                             17,282           23,687            11,116
                                                                                    --------         --------           -------
         Cash and cash equivalents at end of period                                 $ 31,311         $ 17,282           $23,687
                                                                                    ========         ========           =======
Cash paid during the year for:
  Interest                                                                          $ 11,802         $ 11,957           $10,892
                                                                                    ========         ========           =======
  Income taxes                                                                      $  2,383         $  2,104             2,445
                                                                                    ========         ========           =======
Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by foreclosure or substantively
    repossessed                                                                     $    603         $    305           $    75
                                                                                    ========         ========           =======
  Loans transferred to other personal property owned                                $     19         $     --           $    --
                                                                                    ========         ========           =======
  Loans charged off, net of recoveries                                              $    320         $    437           $   468
                                                                                    ========         ========           =======
  Financed sales of real estate acquired by foreclosure                             $    203         $    141           $    13
                                                                                    ========         ========           =======
  Investment securities held-to-maturity transferred to available-for-sale,
    net                                                                             $     --         $     --           $63,207
                                                                                    ========         ========           =======

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   Northway Financial, Inc. (the Company) is a New Hampshire corporation formed on September 30, 1997. Prior to its becoming a holding company on September 30, 1997, as described in Note 23, the Company had no operations other than those of an organizational nature. Subsequent thereto, the Company's only business activity is to own all of the shares of The Berlin City Bank (BCB) and The Pemigewasset National Bank (PNB). The Company's headquarters are in Berlin, New Hampshire.

   The Berlin City Bank (BCB) is a state chartered Trust Company under the laws of the State of New Hampshire and is headquartered in Berlin, New Hampshire. BCB is engaged principally in the business of attracting deposits from the general public and investing those deposits in real estate loans, consumer loans, and small business loans.

   The Pemigewasset National Bank (PNB) is a federally chartered bank which was incorporated in 1881 and is headquartered in Plymouth, New Hampshire. PNB operates its business from five banking offices located in New Hampshire. PNB is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer loans and small business loans.

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCB and PNB. All significant intercompany accounts and transactions have been eliminated in the consideration.

   The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

   In preparing the financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term related to the determination of the allowance for possible loan losses and valuation of real estate acquired by foreclosure.

   The Company's loans are primarily secured by real estate in New Hampshire. In addition, real estate acquired by foreclosure is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate acquired by foreclosure are susceptible to changing conditions in this market. A description of the significant accounting policies follows.

Reclassifications

   Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents

   For purposes of the statement of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

Interest Bearing Deposits

   Interest bearing deposits are stated at cost, which approximates market value.

Investment and Mortgage-Backed Securities

   Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes.

   Premiums and discounts are amortized and accreted primarily on the level yield method over the contractual life of the securities adjusted for expected prepayments.

   If a decline in the fair value below the adjusted cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as the new cost basis and the amount of the write down in included as a charge against securities gains, net.

   Gains and losses on sales of investment securities are recognized at the time of the sale on a specific identification basis.

Loans Held for Sale

   Loans held for sale in the secondary market are generally identified as such at origination and are stated at the lower of aggregate cost or market. Market value is based on outstanding investor commitments. When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less that the carrying value of the loans. Gains and losses are determined using the specific identification method. All loans sold are without recourse to the Company.

Loans

   Loans are carried at the principal amounts outstanding, net of any unearned income. Unearned income includes loan origination fees, net of direct loan origination costs, and discounts on purchased loans. This income is deferred and recognized as adjustments to loan income over the contractual life of the related loans using a method the result of which approximates that of the interest method.

   Loans are placed on nonaccrual when payment of principal or interest is considered to be in doubt or is past due 90 days or more. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Previously accrued income on nonaccrual loans that has not been collected is reversed from current income, and subsequent cash receipts are recorded as income. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance.

Allowance for Possible Loan Losses

   The allowance for possible loan losses is maintained at a level considered adequate by management on the basis of many factors including the risk characteristics of the portfolio, trends in loan delinquencies and an assessment of existing economic conditions. Management believes that the allowance for possible loan losses is adequate. Additions to the allowance are charged to earnings; realized losses, net of recoveries, are charged directly to the allowance.

   While management uses available information in establishing the allowance for possible loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the estimates used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the banks' allowances for possible loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgements different from those of management.

   On January 1, 1995, the Company adopted a new method of measuring loan impairment in accordance with two pronouncements issued by the Financial Accounting Standards Board. Under this new method, creditors are required to account for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate. Impairment on troubled debt restructurings is measured at present value using the loan's premodification interest rate. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when the lender is in possession of the collateral. The effect of adopting this new method of accounting did not have a material effect on the Company's financial condition or results of operations.

   Commercial, commercial real estate and individually significant mortgage and consumer loans are considered impaired, and are placed on nonaccrual, when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Real Estate Acquired by Foreclosure or Substantively Repossessed

   Real Estate Acquired by Foreclosure is comprised of properties acquired either through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and for which the Company has taken physical possession. The Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets, regardless of whether or not foreclosure proceedings take place.

   Both in-substance foreclosures and real estate formally acquired in settlement of loans are initially recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received. Subsequent to foreclosure or classification as in-substance foreclosure, such assets are carried at the lower of cost or fair value minus costs to sell. Gains and losses upon disposition are reflected in operations as realized.

Premises and Equipment

   Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets.

   Amortization of leasehold improvements is accumulated on a straight-line basis over the lesser of the term of the respective lease or the asset's useful life.

Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension Costs

   The Company funds accrued pension costs under a noncontributory pension plan covering substantially all employees.

Earnings Per Share

   In the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" (EPS) issued by the Financial Accounting Standards Board. SFAS No. 128 requires restatement of all prior-period EPS presented that were not in accordance with SFAS No. 128. This statement simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no material effect on the Company's 1997 financial statements and EPS for prior period financial statements did not need to be restated.

NOTE 2 CASH AND DUE FROM BANKS

   Cash and due from banks at December 31, 1997 and 1996 includes $2,284,000 and $2,006,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

NOTE 3 INVESTMENT AND MORTGAGE-BACKED SECURITIES

   In 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the appropriateness of the classifications of all securities held at a date between November 15, 1995 and December 31, 1995. In accordance with this assessment, the Company reclassified on December 29, 1995 approximately $62,000,000 from investment securities held-to-maturity to investment securities available-for-sale. At the time of reclassification, there were $118,000 in unrealized gains and $864,000 in unrealized losses relating to the securities transferred.

   The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities at December 31, 1997 follows: (in thousands)

                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Market
                                        Cost      Gains       Losses      Value
                                     ---------  ----------  ----------   ------
Available-for-sale:
US Treasury and other US government
  agencies                            $11,873      $ 66         $ 10     $11,929
Corporate notes                         5,008         3           11       5,000
Common and preferred stocks             2,752       206          162       2,796
Mortgage-backed securities             17,366        99          125      17,340
Collateralized mortgage obligations    14,171        --          276      13,895
State and political subdivisions        4,016       127           --       4,143
                                      -------      ----         ----     -------
                                      $55,186      $501         $584     $55,103
                                      =======      ====         ====     =======
Held-to-maturity:
Mortgage-backed securities            $ 8,400      $ 20         $ 66     $ 8,354
State and political subdivisions        2,912        31          --        2,943
                                      -------      ----         ----     -------
                                      $11,312      $ 51         $ 66     $11,297
                                      =======      ====         ====     =======

   The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities at December 31, 1996 follows: (in thousands)

                                                   Gross      Gross
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost        Gains       Losses     Value
                                     ---------  ----------  ----------   ------
Available-for-sale:
US Treasury and other US government
  agencies                            $20,828      $ 29       $  378     $20,479
Corporate notes                        13,125         9           66      13,068
Foreign                                 1,003        --            3       1,000
Common and preferred stocks             2,221       118           55       2,284
Mortgage-backed securities             28,254       101          473      27,882
Collateralized mortgage obligations    21,189        --          723      20,466
State and political subdivisions        3,219        45            5       3,259
Other                                     145        45           --         190
                                      -------      ----       ------     -------
                                      $89,984      $347       $1,703     $88,628
                                      =======      ====       ======     =======
Held-to-maturity:
US Treasury and other US government
  agencies                            $   501      $  2       $   --     $   503
Mortgage-backed securities              9,943        18          152       9,809
State and political subdivisions        1,755        38           --       1,793
                                      -------      ----       ------     -------
                                      $12,199      $ 58       $  152     $12,105
                                      =======      ====       ======     =======

   The contractual maturity distribution of investments in debt obligations at December 31, 1997 follows: (in thousands)

Available-for-sale

                                      One to     Five to     Over
                          Within      five       ten         ten         Total
                          one year    years      years       years       Cost
                          --------    ------     -------     -----       -----
US Treasury and other
  US government agencies   $   --     $3,876     $ 7,997     $    --     $11,873
Corporate notes             5,008         --          --          --       5,008
Mortgage-backed securities     --      1,325       1,863      14,178      17,366
Collateralized mort-
gage obligations               --         --       5,927       8,244      14,171
State and political
subdivisions                   --        491         625       2,900       4,016
                           ------     ------     -------     -------     -------
                           $5,008     $5,692     $16,412     $25,322     $52,434
                           ======     ======     =======     =======     =======
Market value               $5,001     $5,717     $16,339     $25,250     $52,307
                           ======     ======     =======     =======     =======

Held-to-maturity

                          One to      Five to    Over
                          Within      five       ten         ten        Total
                          one year    years      years       years      Cost
                          --------    ------     -------     -----      -----
Mortgage-backed
  securities               $  113     $1,615     $ 3,003     $ 3,669     $ 8,400
State and political
  subdivisions              2,098        814          --          --       2,912
                           ------     ------     -------     -------    --------
                           $2,211     $2,429     $ 3,003     $ 3,669     $11,312
                           ======     ======     =======     =======     =======
Market value               $2,215     $2,454     $ 2,986     $ 3,642     $11,297
                           ======     ======     =======     =======     =======

   Actual maturities of state and political subdivisions, mortgage-backed securities and collateralized mortgage obligations will differ from the maturities presented because borrowers have the right to prepay obligations without prepayment penalties.

   An analysis of gross realized gains and losses on investment and mortgage-backed securities sold during the years ended December 31 follows: (in thousands)

                           1997                1996                 1995
                 ---------------------------------------------------------------
                  Realized   Realized  Realized   Realized   Realized   Realized
                     Gains     Losses     Gains     Losses      Gains     Losses
                  --------   --------  --------   --------   --------   --------
Investments:
Debt                  $ 31       $178       $  1       $--       $ 75       $222
Equity                 548         --        325        20          5         --
Mortgage-backed
 securities
 available-for-sale     88        176         --        --         67         --
                      ----       ----       ----       ---       ----       ----
                      $667       $354       $326       $20       $147       $222
                      ====       ====       ====       ===       ====       ====

   Investment securities totaling $24,588,000 and $16,028,000 were pledged to secure public deposits, repurchase agreements and treasury, tax and loan accounts at December 31, 1997 and 1996, respectively.

   As members of the Federal Home Loan Bank of Boston (the "FHLB"), the Banks are required to invest in $100 par value stock of the FHLB in an amount equal to 1% of their outstanding home loans, .3% of total assets, or 5% of the their advances from the FHLB, whichever is higher. If redeemed the Banks will receive an amount equal to the par value of the stock.

NOTE 4 LOANS

   Loans at December 31 were comprised of the following: (in thousands)

                                                       1997            1996
                                                     --------        --------
Real Estate:
 Residential                                         $152,041        $145,847
 Commercial                                            56,204          43,901
 Construction                                           5,664           2,329
Commercial                                             27,129          27,293
Installment                                            23,476          18,733
Other                                                   2,769           2,999
                                                     --------        --------
    Total loans                                       267,283         241,102
Less: Unearned income                                    (526)           (719)
      Allowance for possible loan losses (note 5)      (4,156)         (3,941)
                                                                     --------
                                                     $262,601        $236,442
                                                     ========        ========

   Loans are granted in the ordinary course of business to directors, officers, and their immediate families and to organizations in which such persons have more than a 10% ownership interest. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectability or present other unfavorable features.

   An analysis of activity in such loans for the years ended December 31, 1997 and 1996 follows: (in thousands)

                                                        1997             1996
                                                       ------          ------
Balance at beginning of year                           $1,345          $1,819
 New loans                                              1,090             168
 Repayments                                              (778)           (472)
 Change in status of officers and directors               (25)           (170)
Balance at end of year                                 $1,632          $1,345

   The Company's lending activities are conducted principally in New Hampshire. The Company grants single family residential loans, commercial real estate loans, including loans on resorts and motels, vacation condominium loans, time share loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, vacation condominiums, commercial real estate properties, and for land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of the single family residential, vacation condominium and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loans borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

   Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of the loans totaled $4,715,000 and $3,476,000 at December 31, 1997 and 1996, respectively.

   Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122) became effective as of January 1, 1996. As of January 1, 1997, SFAS No. 122 was superceded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (SFAS No. 125). In 1997 and 1996 the Company sold mortgage loans totaling $2,209,000 and $2,528,000 and retained the servicing rights. The fair value of those rights under SFAS No. 125 and SFAS No. 122 is not material and has not been recognized in the 1997 and 1996 financial statements.

NOTE 5 ALLOWANCE FOR POSSIBLE LOAN LOSSES

   Changes in the allowance for possible loan losses at

December 31 follows: (in thousands)

                                             1997          1996          1995
                                            ------        ------        ------
Balance at beginning of year                $3,941        $3,866        $3,682
Provision charged to expense                   535           512           652
Recoveries on loans previously charged-off     292           213           228
Loans charged-off                             (612)         (650)         (696)
                                                          ------        ------
Balance at end of year                      $4,156        $3,941        $3,866
                                            ======        ======        ======

NOTE 6 IMPAIRED LOANS

   Effective January 1, 1995, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and FASB No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements require changes in both the disclosure and impairment measurement of non-performing loans. Certain loans which had previously been reported as non-performing loans are now required to be disclosed as impaired loans.

   Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms at adoption of FASB No. 114. Restructured, accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure these loans may be removed from the impaired loan disclosure provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms.

   At December 31, 1997 and 1996, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $1,184,000 and $1,473,000, respectively. The gross interest income that would have been recorded in the years ended December 31, 1997 and 1996 if such restructured loans had been current in accordance with their original terms was $111,000 and $139,000, respectively. The amount of interest income on such restructured loans that was included in net income for the years ended December 31, 1997 and 1996 was $96,000 and $121,000, respectively.

   The recorded investment in loans that are considered to be impaired under FASB No. 114 was $211,000 and $561,000 for the years ended December 31, 1997 and 1996, respectively, for which the related allowance for loan losses is $0 and $9,000, respectively. All of the Company's impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. The average recorded investment in impaired loans during the twelve months ended December 31, 1997 and 1996 was approximately $555,000 and $1,005,000, respectively. For the twelve months ended December 31, 1997 and 1996 the Company recognized interest income on those impaired loans of $16,000 and $55,000 which included $4,000 and $55,000 of interest income recognized using the cash basis of income recognition, respectively.

NOTE 7 REAL ESTATE ACQUIRED BY FORECLOSURE

   Real estate acquired by foreclosure or substantively repossessed at December 31 follows: (in thousands)

                                                           1997             1996
                                                           ----             ----
Condominiums                                               $ 96             $ 46
Residential homes                                           112               97
Land                                                         14               59
                                                           ----             ----
                                                           $222             $202
                                                           ====             ====

   The aforementioned balances include $59,000 and $46,000 of collateral substantively repossessed at December 31, 1997 and 1996, respectively.

   Sales by the Company resulted in gains of $56,000, $88,000 and $153,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Write downs on real estate acquired by foreclosure totaled $58,000, $54,000 and $84,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 8 PREMISES AND EQUIPMENT

  A summary of premises and equipment at December 31 follows: (in thousands)

                                                       1997             1996
                                                     -------          -------
Land                                                 $ 1,615          $ 1,512
Buildings                                              7,029            7,321
Construction in progress                                 516             --
Equipment                                              4,586            4,000
                                                     -------          -------
                                                      13,746           12,833

Less accumulated depreciation and amortization        (4,559)          (4,068)
                                                                      -------
                                                     $ 9,187          $ 8,765
                                                     =======          =======

   The Company leases two of its locations under non-cancellable operating leases. Minimum lease payments in future periods under non-cancellable operating leases at December 31, 1997 are as follows:

                            1998                $  51,000
                            1999                   51,000
                            2000                   51,000
                            2001                   10,500
                                                ---------
                                                 $163,500

   The terms of one of the leases provide that the Company can, at the end of the initial five year term, renew the lease under two five-year options. Both leases contain a provision that the Company shall pay its pro-rata share of operating costs, including real estate taxes. A lease under which the Company was paying rent for a location no longer in use expired in 1996.

   Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $57,000, $52,000 and $113,000, respectively.

NOTE 9 DEPOSITS

   Deposits at December 31 were as follows: (dollars in thousands)

                                            1997                   1996
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                    Amount         Rate     Amount         Rate
                                    ------      --------    ------      -------
Non-certificate deposits:
 Regular savings                   $ 62,825        2.37%   $ 65,401        2.36%
 NOW and Super NOW                   46,419        1.28      44,494        1.28
Money market                         21,420        2.77      23,195        2.83
Demand deposits                      39,710          --      35,328          --
                                   --------                --------
                                    170,374        1.57     168,418        1.64
                                   --------                --------
Certificates of deposit:
 Less than $100,000                 131,308        5.43     134,065        5.47
 $100,000 and over                   20,381        5.39      19,832        5.40
                                   --------                --------
                                    151,689        5.43     153,897        5.46
                                   --------                --------
Total deposits                     $322,063        3.39%   $322,315        3.47%
                                   ========                ========

   Included above are $0 and $297,000 in brokered certificates of deposit at December 31, 1997 and 1996, respectively.

   For time deposits as of December 31, 1997, the aggregate amount of maturities for each of the following five years ended December 31, are: (in thousands)

                            1998      $123,043
                            1999        25,244
                            2000         2,136
                            2001         1,157
                            2002           109
                                      --------
                                      $151,689
                                      ========

NOTE 10  ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

   Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB). The components of these borrowings are as follows as of December 31, 1997: (dollars in thousands)

                                                Weighted
                                                 Average
                                                 Rate to
                    Maturity Date    Balance    Maturity
                    -------------    -------    --------
                    1998              $9,212       5.92%
                    1999                  82        7.43
                    2002                  28        6.78
                                      ------
                       Total          $9,322
                                      ======

   Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining US government and agencies not otherwise pledged.

   Information about short-term advances included above is as follows: (dollars in thousands)

                                                              December 31,
                                                        ------------------------
                                                         1997             1996
                                                         ----             ----
Outstanding at end of period                            $ 9,212          $4,711
Approximate maximum outstanding at any month end         12,221           5,900
Average amounts outstanding during the period             9,019           7,473
Weighted average interest rate during the period           5.98%           5.82%
Weighted average interest rate at end of period            5.92            6.21

NOTE 11  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase at December 31 are summarized as follows: (dollars in thousands)

                                      1997             1996             1995
                                     ------           ------            -----
Outstanding at December 31             $6,146           $4,620            $6,087
Maturity date                      2/98-12/98        2/97-5/98        2/96-12/98
Weighted average interest rate at
  end of year                           5.57%            5.50%             5.56%
Maximum amount outstanding  at
  any month end                        $9,161           $7,784            $9,028
Daily average outstanding              $7,796           $6,565            $6,151
Weighted average interest rate
  for the year                          5.18%            5.45%             4.98%

   Investment securities with a total book value and accrued interest of $20,633,000, $14,393,000 and $17,122,000 were pledged as collateral and held by a Correspondent Bank under the Company's control to secure the agreements at December 31, 1997, 1996, and 1995, respectively. The market value of the collateral at December 31, 1997, 1996 and 1995 was $20,107,000, $13,998,000, and
$16,871,000, respectively.

NOTE 12  ACQUISITIONS

   On July 22, 1994, the Company acquired $33.2 million in deposits from the Resolution Trust Corporation. The Company paid a deposit purchase premium of $2.3 million. This premium is being amortized to noninterest expense over seven years by use of the straight line method.

   On April 22, 1996, the Company purchased certain assets and assumed deposits from First New Hampshire Bank's branch office in Campton, New Hampshire. On that day, the Company recorded the following entries to record this transaction. (in thousands)

Loans                                                        $    4
Premises and equipment                                          225
Deposit purchase premium                                        175
Cash                                                          6,355
  Other liabilities                                                            1
  Deposits                                                                 6,758

   This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branch are included in the 1996 income statement of the Company from the date of the transaction.

   The deposit purchase premium of $175,000 is being amortized to noninterest expense over ten years using the straight line method.

   Management reviews the carrying value of this intangible asset on an ongoing basis, taking into consideration any events and circumstances that might have diminished such value.

NOTE 13  LINES OF CREDIT

   As members of the Federal Home Loan Bank of Boston, the Banks have access to pre-approved lines of credit. At December 31, 1997 the Banks' available line of credit totaled $9.9 million.

   In addition, the Banks have a credit line totaling $2.0 million with another commercial bank.

   At December 31, 1997 and 1996 there was no amount outstanding on lines of credit.

NOTE 14 STOCKHOLDERS' EQUITY

   Federal Regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1997, the Company was in compliance with all regulatory capital requirements.

   Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Banks meet all capital adequacy requirements to which they are subject.

   As of December 31, 1997, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

   The Banks' actual capital amounts and ratios are also presented in the tables. (dollars in thousands)

                                                                   To Be Well
                                                                   Capitalized
                                                                   Under Prompt
                                                  For Capital       Corrective
                                                    Adequacy          Action
                                     Actual         Purposes:       Provisions:
                               ------------------ --------------  --------------
                               Amount     Ratio   Amount   Ratio  Amount   Ratio
                               ------     -----   ------   -----  ------   -----
As of December 31, 1997:
 Risk-Based Total Capital:
  Consolidated                 $39,217    17.56%  $17,867   >=8%   N/A
  The Berlin City Bank          25,166    17.68    11,388   >=8   $14,235  >=10%
  The Pemigewasset
   National Bank                13,631    16.90     6,453   >=8     8,066  >=10

 Risk-Based Tier 1 Capital:
  Consolidated                  36,425    16.31     8,933   >=4    N/A
  The Berlin City Bank          22,387    15.73     5,694   >=4     8,541   >=6
  The Pemigewasset
   National Bank                12,619    15.65     3,226   >=4     4,840   >=6

  Leverage:
  Consolidated                  36,425     9.67    15,064   >=4    N/A
  The Berlin City Bank          22,387     9.14     9,794   >=4    12,243   >=5
  The Pemigewasset
     National Bank              12,619     9.33     5,278   >=4     6,598   >=5

As of December 31, 1996:
Risk-Based Total Capital:
  Consolidated                 $35,593    17.40%  $16,365   >=8%   N/A
  The Berlin City Bank          22,583    17.44    10,357   >=8   $12,946  >=10%
  The Pemigewasset
     National Bank              12,964    17.35     5,978   >=8     7,473  >=10

  Risk-Based Tier 1 Capital:
  Consolidated                  33,036    16.15     8,182   >=4    N/A
  The Berlin City Bank          20,965    16.19     5,178   >=4     7,768   >=6
  The Pemigewasset
     National Bank              12,025    16.01     3,004   >=4     4,506   >=6

  Leverage:
  Consolidated                  33,036     8.99    14,690   >=4    N/A
  The Berlin City Bank          20,965     8.63     9,722   >=4    12,153   >=5
  The Pemigewasset
     National Bank              12,025     9.46     5,083   >=4     6,354   >=5

NOTE 15  OTHER NONINTEREST EXPENSE

   The major components of other noninterest expense for the years ended December 31 follows: (in thousands)

                                                  1997        1996         1995
                                                 -----       ------       ------
Deposit and other assessments                   $   50       $   17       $  585
Directors' fees                                    266          303          302
Stationery and supplies                            374          360          341
Other                                            2,560        2,514        2,284
                                                ------       ------       ------
                                                $3,250       $3,194       $3,512
                                                ======       ======       ======

NOTE 16   FEDERAL AND STATE TAXES

   The components of federal and state tax expense at December 31 are as follows: (in thousands)

                                       1997            1996            1995
                                      ------          ------          ------
Current:
  Federal                             $2,025          $1,732          $1,824
  State                                  193             253             260
                                      ------          ------          ------
                                       2,218           1,985           2,084
                                      ------          ------          ------
Deferred:
  Federal                                 45              (8)           (159)
  State                                   11              (3)            (36)
                                      ------          ------          ------
                                          56             (11)           (195)
                                      ------          ------          ------
Net                                   $2,274          $1,974          $1,889
                                      ======          ======          ======

   The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred income tax asset and deferred income tax liability at December 31 are as follows: (in thousands)

                                                        1997             1996
                                                       ------           ------
Deferred income tax assets:
  Allowance for possible loan losses                   $1,149           $1,145
  Loan origination fees                                   155              178
  Interest on nonaccrual loans                            193              250
  Foreclosed property valuation                            19               33
  Unrealized holding loss on investment securities
    available-for-sale                                     32              524
   Deposit purchase premium                               280              229
  Supplemental insurance                                   57               48
  Other                                                    47               37
                                                       ------           ------
                                                        1,932            2,444

Deferred income liabilities:
  Depreciation                                           (380)            (338)
  Pension                                                 (52)             (58)
                                                       ------           ------
                                                         (432)            (396)
Deferred income tax asset, net                         $1,500           $2,048

   The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

   Total income tax expense for the years ended December 31, 1997, 1996 and 1995 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

                                                 1997         1996         1995
                                                 ----         ----         ----
Expected federal income taxes                    34.0%        34.0%        34.0%
Municipal income                                 (3.6)        (3.5)        (2.4)
State tax expense net of federal benefit          3.2          2.6          2.4
Other                                             2.4          0.8          0.4
                                                 ----         ----         ----
                                                 36.0%        33.9%        34.4%
                                                 ====         ====         ====

NOTE 17 PENSION PLAN

   The Company has two non-contributory defined benefit pension plans covering substantially all employees. The Company contributes to the pension plans annually to provide for current benefits, as well as expected future benefits.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's balance sheet as of December 31: (in thousands)

                                                            1997           1996
                                                         -------        -------
Vested benefits                                          $ 2,718        $ 2,417
Non-vested benefits                                           89             69
                                                         -------        -------
   Accumulated benefit obligation                        $ 2,807        $ 2,486
                                                         =======        =======

Estimated projected benefit obligation                   $(3,586)       $(3,191)
Estimated fair value of plan assets                        3,419          2,946
Deficiency of estimated fair value of plan assets
    over estimated projected benefit obligation             (167)          (245)
Past service cost                                             16             17
Unrecognized net loss                                        409            408
Unrecognized net transition asset                            (28)           (32)
                                                         -------        -------
Prepaid pension cost                                     $   230        $   148
                                                         =======        =======

Net periodic pension cost included the following components for the years ended December 31: (in thousands)

                                                 1997         1996         1995
                                                -----        -----        -----
Service cost-benefits earned                    $ 202        $ 200        $ 162
Interest cost on projected benefit obligation     232          204          170
Return on plan assets (loss)                     (435)        (216)        (372)
Net amortization and deferral                     199          (16)         186
                                                -----        -----        -----
Pension expense                                 $ 198        $ 172        $ 146
                                                =====        =====        =====

Plan obligations were computed using the following for the year ended December
31:

                                                1997                  1996
                                           --------------        --------------
                                           BCB        PNB        BCB        PNB
                                           ---        ---        ---        ---
Discount rate                              7.0%       8.0%       7.0%       8.0%
Estimated return on plan assets            9.0        8.0        9.0        8.0
Future salary increases                    5.0        4.0        5.0        4.0

Plan assets are primarily invested in US Treasuries, US Government Agencies, and FHLB securities.

PNB has a 401(k) plan. To be eligible, employees must have attained age twenty-one, completed six months of service and be credited with 1,000 hours of service. PNB matches 25% of employee contributions on the first 4% of compensation deposited as elective contributions. The 401(k) matching expense was $15,000, $14,000 and $16,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 18 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

   The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Financial instruments with off-balance sheet credit risk at December 31 are as follows: (in thousands)

                                                              1997        1996
                                                              ----        ----
Financial instrument whose contract amounts represent
  credit risk:
Unadvanced portions of home equity loans                     $ 1,863     $ 1,568
Unadvanced portions of lines  of credit                       16,930      12,187
Unadvanced portions of commercial real estate loans            1,585          45
Commitments to originate loans                                 8,713       9,208
Standby letters of credit                                        491         585

   Commitments to originate loans, unadvanced portions of home equity loans, lines of credit and commercial real estate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without having been drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

NOTE 19 LITIGATION

   In the ordinary course of business, the Company is involved in routine litigation. Based on its review of such litigation, management does not foresee any material effect on the Company's financial position or results of operations.

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and due from banks, interest-bearing deposits, and federal funds sold:
The carrying amounts reported in the balance sheets for cash and short-term instruments approximates those assets' fair values.

   Investment and mortgage-backed securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   FHLB and FRB Stock: The carrying amount reported in the balance sheets for Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") Stock approximates their fair value. If redeemed, the Company will receive an amount equal to the par value of the stocks.

   Loans held for sale: The carrying amount reported in the balance sheet approximates fair value.

   Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using the estimated fair value of the underlying collateral. The fair value of commitments to originate loans and outstanding letters of credit were considered in estimating the fair value of loans. As the undisbursed lines of credit are at floating rates, there is no fair value adjustment.

   Accrued interest receivable: The carrying value of accrued interest receivable approximates its fair value because of the short term nature of this financial instrument.

   Deposits and mortgagors' escrow accounts: The fair value of demand deposits (e.g. NOW and Super NOW checking, regular savings, money market accounts and mortgagors' escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

   Repurchase agreements: The fair value of the Company's repurchase agreements is estimated using discounted cash flow analysis, based on the Company's current rate for similar repurchase agreements.

   Federal Home Loan Bank Advances: The fair value of FHLB advances were determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

   Other borrowings: The carrying amount reported in the balance sheet approximates fair value.

   The estimated fair values of the Company's financial instruments are as follows: (in thousands)

                                            1997                   1996
                                    -------------------------------------------
                                               Estimated               Estimated
                                    Carrying      Fair      Carrying     Fair
                                     Amount      Value       Amount      Value
                                     ------      -----       ------      -----
Financial assets:
  Cash and due from banks           $ 12,086    $ 12,086    $ 14,257    $ 14,257
  Federal funds sold                  19,225      19,225       3,025       3,025
  Interest bearing deposits               85          85         279         279
  Investment securities
    available-for-sale                55,103      55,103      88,628      88,628
  Investment securities
    held-to-maturity                  11,312      11,297      12,199      12,105
  FHLB stock                           1,958       1,958       1,822       1,822
  FRB stock                               80          80          80          80
  Loans held for sale                    292         292          58          58
  Loans, net                         262,601     262,164     236,442     235,745
    Accrued interest receivable        1,971       1,971       2,611       2,611
Financial liabilities:
  Deposits                           322,063     322,379     322,315     323,248
  Repurchase agreements                6,146       6,150       4,620       4,638
  FHLB advances                        9,322       9,325       8,703       8,717
  Other borrowings                         0           0         221         221

   The carrying amounts of financial instruments shown in the above table are included in the balance sheets under the indicated captions.

   At December 31, 1997, all the Company's financial instruments were held for purposes other than trading.

   At December 31, 1997, the Company had no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

Limitations

   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for some of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt, and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered. The fair value amounts presented do not represent the underlying value of the Company because fair values of certain other financial instruments, assets and liabilities have not been determined.

NOTE 21 QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

(in thousands, except earnings per share)

   Summarized quarterly financial data for 1997 and 1996 follows:

                                                    1997 Quarters Ended
                                                    -------------------
                                            Mar 31    Jun 30    Sep 30    Dec 31
                                            ------    ------    ------    ------
Interest and dividend income                $6,961    $7,245    $7,427    $7,401
Interest expense                             2,918     3,036     3,054     2,999
                                            ------    ------    ------    ------
  Net interest income                        4,043     4,209     4,373     4,402
Provision for possible loan losses             120       135       140       140
Noninterest income                             538       491       349       302
Noninterest expense                          2,970     2,907     2,971     3,011
                                            ------    ------    ------    ------
  Income before taxes                        1,491     1,658     1,611     1,553
Income tax expense                             413       598       578       685
                                            ------    ------    ------    ------
  Net income                                $1,078    $1,060    $1,033    $  868
                                            ======    ======    ======    ======
Earnings per share                          $ 0.62    $ 0.61    $ 0.60    $ 0.50
                                            ======    ======    ======    ======

                                                    1996 Quarters Ended
                                                    -------------------
                                            Mar 31    Jun 30    Sep 30    Dec 31
                                            ------    ------    ------    ------
Interest and dividend income                $6,819    $6,963    $7,035    $7,158
Interest expense                             3,068     3,075     3,078     3,037
                                            ------    ------    ------    ------
  Net interest income                        3,751     3,888     3,957     4,121
Provision for possible loan losses             126       126       134       126
Noninterest income                             350       404       398       450
Noninterest expense                          2,579     2,647     2,738     3,012
                                            ------    ------    ------    ------
  Income before taxes                        1,396     1,519     1,483     1,433
Income tax expense                             480       510       495       489
                                            ------    ------    ------    ------
  Net income                                $  916    $1,009    $  988    $  944
                                            ======    ======    ======    ======
Earnings per share                          $ 0.53    $ 0.58    $ 0.57    $ 0.55
                                            ======    ======    ======    ======

NOTE 22 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

   Condensed financial statements of Northway Financial, Inc. as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 follow: (in thousands)

Balance Sheets
                                              1997             1996
                                              ----             ----
Assets
Cash and cash equivalents                    $ 1,412          $   394
Investment in subsidiary, The Berlin
  City Bank                                   23,232           21,454
Investment in subsidiary, The
  Pemigewasset National Bank                  12,884           12,165
                                             -------          -------
                                             $37,528          $34,013
                                             =======          =======

Liabilities and Stockholders' Equity

Accrued expenses                             $     2          $   350
                                             -------          -------
    Total liabilities                              2              350
                                             -------          -------
Stockholders' equity:

 Common Stock                                  1,732            1,732
 Additional paid-in-capital                    2,101            2,101
 Retained earnings                            33,744           30,662
 Unrealized loss on investment securities
   available-for-sale, net of tax                (51)            (832)
                                             -------          -------
  Total Stockholders' Equity                  37,526           33,663
                                             -------          -------
                                             $37,528          $34,013

Statements of Income
                                            1997         1996        1995
                                           ------       ------      ------
Dividends from subsidiaries                $1,973       $  892      $  965
Management fee income from subsidiary          25           36          21
                                           ------       ------      ------
                                            1,998          928         986
General and administrative expense            217           36          21
                                           ------       ------      ------
Income before income
  tax expense and equity in undistributed
  net income of subsidiaries                1,781          892         965
Income tax expense                              3           --          --
                                           ------       ------      ------
Income before equity in undistributed
  net income of subsidiaries                1,778          892         965
Equity in undistributed net income of
  subsidiaries                              2,261        2,965       2,631
                                           ------       ------      ------
   Net income                              $4,039       $3,857      $3,596
                                           ======       ======      ======

Statements of Cash Flows
                                           1997          1996       1995
                                          -------      -------     -------
Cash flows from operating activities:

 Net income                               $ 4,039      $ 3,857     $ 3,596
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Increase in other assets                    --            2         238
 Decrease in accrued expenses                  (1)          --          --
   Undistributed net income of
     subsidiaries                          (2,261)      (2,965)     (2,631)
                                          -------      -------     -------
      Net cash provided by operating
        activities                          1,777          894       1,203
                                          -------      -------     -------
Cash flows from financing activities:
   Cash received from BCB                     245           --          --
   Purchase of treasury stock                  --           --        (317)
   Dividends paid                          (1,004)        (802)       (748)
                                          -------      -------     -------
       Net cash used in financing
         activities                          (759)        (802)     (1,065)
                                          -------      -------     -------

Net increase in cash and equivalents        1,018           92         138
Cash and cash equivalents at beginning
  of year                                     394          302         164
                                          -------      -------     -------
Cash and cash equivalents at end
  of year                                 $ 1,412      $   394     $   302
                                          =======      =======     =======

NOTE 23 FORMATION OF HOLDING COMPANY

   On September 30, 1997, The Berlin City Bank and Pemi Bancorp, Inc. (Parent company of The Pemigewasset National Bank), in accordance with an Agreement and Plan of Merger dated as of March 14, 1997, merged with the result that Northway Financial, Inc. became the bank holding company for The Berlin City Bank and The Pemigewasset National Bank. Each of such banks became wholly-owned subsidiaries of Northway Financial, Inc. To reflect the transaction, Northway Financial, Inc. issued 1,731,969 shares of its common stock. Shareholders of The Berlin City Bank and Pemi Bancorp, Inc. received 16 shares and 1.0419 shares, respectively, of Northway Financial, Inc. for each share they held of The Berlin City Bank and Pemi Bancorp, Inc., respectively. The formation of the holding company was accounted for as a pooling of interest. Accordingly, the historical book values of the assets and liabilities of The Berlin City Bank and Pemi Bancorp, Inc. as previously reported on their balance sheets, were carried over to the Company's consolidated balance sheet. No goodwill or other intangibles were created. The formation of the holding company is reflected in the accompanying consolidated financial statements as though The Berlin City Bank and Pemi Bancorp, Inc. had operated as a combined entity for all periods presented.

   The results of operations of the two companies for the period January 1, 1997 to September 30, 1997 are summarized as follows:

                                            The Berlin      Pemi Bancorp,
                                            City Bank           Inc.
                                            ---------           ----
Net interest and dividend income              $8,010           $4,615
Net income                                     2,388              783

   The following tables set forth reconciliations of net interest and dividend income and net income previously reported by The Berlin City Bank and Pemi Bancorp, Inc. with the combined amounts presented in the accompanying consolidated financial statements of income for the years ended December 31, 1996 and 1995: (in thousands)

                                                         Pemi
                                         The Berlin    Bancorp,
                                          City Bank      Inc.      Combined
                                          ---------      ----      --------
Year Ended December 31, 1996
  Net interest and dividend income         $9,671       $6,046     $15,717
  Net income                                2,580        1,277       3,857

Year Ended December 31, 1995
  Net interest and dividend income         $9,684       $5,809     $15,493
  Net income                                2,321        1,275       3,596

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHWAY FINANCIAL, INC.

     March 26, 1998                   BY: /S/ William J. Woodward
                                          -----------------------
                                              William J. Woodward
                                              President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                      Date
          ---------                      -----                      ----
/S/ William J. Woodward       Chairman of the Board,           March 27, 1998
----------------------------  Presidentand Chief Executive
William J. Woodward            Officer (Principal Executive
                               Officer)

/S/ Fletcher W. Adams         Vice Chairman of the Board       March 27, 1998
----------------------------
Fletcher W. Adams

/S/ John D. Morris            Director                         March 27, 1998
----------------------------
John D. Morris

/S/ John H. Noyes             Director                         March 27, 1998
----------------------------
John H. Noyes

/S/ Barry J. Kelley           Director                         March 27, 1998
----------------------------
Barry J. Kelley

/S/ Randall G. Labnon         Director                         March 27, 1998
----------------------------
Randall G. Labnon

/S/ Andrew L. Morse           Director                         March 27, 1998
----------------------------
Andrew L. Morse

/S/ Peter H. Bornstein        Director                         March 27, 1998
----------------------------
Peter H. Bornstein

/S/ Charles H. Clifford, Jr.  Director                         March 27, 1998
----------------------------
Charles H. Clifford, Jr.


/S/ Arnold P. Hanson, Jr.     Director                         March 27, 1998
----------------------------
Arnold P. Hanson, Jr.

/S/ Donald R. Hatt            Senior Executive Vice President  March 27, 1998
----------------------------
Donald R. Hatt

/S/ David J. O'Connor         Executive Vice President, Chief  March 27, 1998
----------------------------  Financial Officer and Treasurer
David J. O'Connor             (Principal Financial and
                               Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit Number      Description of Exhibit
-------------       ----------------------
     2.1            Agreement and Plan of Merger, dated as of March 14, 1997, by and among Northway Financial, Inc., The Berlin City Bank,
                    Pemi Bancorp, Inc. and Pemigewasset National Bank (the
                    "Merger Agreement") (incorporated by reference to Exhibit
                    2.1 to Registration Statement No. 333-33033)

     3.1 Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033)

     3.2            By-laws of Northway Financial, Inc.(1)

     4 Form of Certificate representing Northway Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033)

     10.1           Employment Agreement for William J. Woodward(1)(2)

     10.2           Employment Agreement for Fletcher W. Adams(1)(2)

     21             List of Subsidiaries(1)

     23.1           Consent of Shatswell, MacLeod & Company, P.C.(1)

     27             Financial Data Schedule(1)

------------------
(1)  Filed herewith

(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report