Form 10-Q
period 1998-03-31
NORTHWAY FINANCIAL INC
filed 1998-05-14
CIK 1041753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 30, 1998, there were 1,731,969 shares of common stock outstanding, par value $1.00 per share.

================================================================================

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.        FINANCIAL INFORMATION                                        PAGE

Item 1.
        Financial Statements (Unaudited)

        Consolidated Balance Sheets at March 31, 1998 and December
        31, 1997............................................................   3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1998 and 1997.......................................   4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997.......................................   5

        Notes to Consolidated Financial Statements..........................   6

Item 2.
        Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   9

Item 3.
        Quantitative and Qualitative Disclosures about Market Risk..........  11

PART II.       OTHER INFORMATION

Item 1.
        Legal Proceedings...................................................  12

Item 2.
        Changes in Securities...............................................  12

Item 3.
        Default Upon Senior Securities......................................  12

Item 4.
        Submission of Matters to a Vote of Security Holders.................  12

Item 5.
        Other Information...................................................  12

Item 6.
        Exhibits and Reports of Form 8-K....................................  12

Signatures..................................................................  13

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            MAR. 31,   DEC. 31,
(Dollars in thousands, except per share data)                1998       1997
-------------------------------------------------------------------------------
                                                          (Unaudited) (Audited)

Assets:
Cash and due from banks..................................  $ 15,129   $ 12,086
Federal funds sold.......................................    10,900     19,225
Interest bearing deposits................................       113         85
Investment securities available-for-sale.................    56,113     55,103
Investment securities held-to-maturity...................    13,850     11,312
FRB stock................................................        80         80
FHLB stock...............................................     1,958      1,958
Loans held for sale......................................       400        292
Loans....................................................   265,057    267,283
  Unearned income........................................      (487)      (526)
  Allowance for possible loan losses.....................    (4,225)    (4,156)
                                                           --------   --------
  Loans, net.............................................   260,345    262,601
                                                           --------   --------
Real estate acquired by foreclosure
  or substantively repossessed...........................       278        222
Accrued interest receivable..............................     1,920      1,971
Deferred income taxes....................................     1,442      1,500
Premises and equipment, net..............................     9,585      9,187
Deposit purchase premium.................................     1,085      1,161
Other assets.............................................     1,010      1,083
                                                           --------   --------
    Total assets.........................................  $374,208   $377,866
                                                           --------   --------

Liabilities and stockholders' equity:
Liabilities:
Interest bearing deposits................................  $283,283   $282,353
Non-interest bearing deposits............................    33,332     39,710
Repurchase agreements....................................    10,217      6,146
Federal Home Loan Bank advances .........................     5,282      9,322
Other liabilities........................................     3,300      2,809
                                                           --------   --------
    Total liabilities....................................   335,414    340,340
                                                           --------   --------

Stockholders' equity:
Preferred stock, $1 par value;
  1,000,000 shares authorized: outstanding-none..........        --         --
Common stock, $1 par value; 9,000,000 shares
  authorized: 1,731,969 shares issued and outstanding...      1,732      1,732
Additional paid in capital...............................     2,101      2,101
Retained earnings........................................    34,951     33,744
Unrealized gain(loss) on investment securities available-
 for-sale, net of tax....................................        10        (51)
                                                           --------   --------
    Total stockholders' equity...........................    38,794     37,526
                                                           --------   --------
    Total liabilities and stockholders' equity...........  $374,208   $377,866
                                                           ========   ========

   The accompanying notes are an integral part of these financial statements.

                        NORTHWAY FINANCIAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
(Dollars in thousands, except per share data)                          1998               1997
-------------------------------------------------------------------------------------------------

Interest and dividend income:
  Loans....................................................         $    5,904         $    5,387
  Investment securities available-for-sale.................                795              1,265
  Investment securities held-to-maturity...................                218                225
  Federal funds sold.......................................                250                 81
  Interest bearing deposits................................                  1                  3
                                                                    ----------         ----------
     Total interest and dividend income....................              7,168              6,961
                                                                    ----------         ----------

Interest expense:
   Deposits................................................              2,677              2,691
   Borrowed funds..........................................                233                227
                                                                    ----------         ----------
     Total interest expense................................              2,910              2,918
                                                                    ----------         ----------

     Net interest and dividend income......................              4,258              4,043
Provision for possible loan losses.........................                135                120
                                                                    ----------         ----------

     Net interest and dividend income after
       provision for possible loan losses..................              4,123              3,923
                                                                    ----------         ----------

Noninterest income:
   Service charges on deposit accounts and fees............                207                206
   Securities gains, net...................................                318                220
   Other...................................................                111                112
                                                                    ----------         ----------
     Total noninterest income..............................                636                538
                                                                    ----------         ----------

Noninterest expense:
   Salaries and employee benefits..........................              1,571              1,372
   Office occupancy and equipment..........................                424                428
   Amortization of deposit purchase premium................                 75                 75
   Merger related expenses.................................                 --                276
   Other...................................................                829                819
                                                                    ----------         ----------
     Total noninterest expense.............................              2,899              2,970
                                                                    ----------         ----------

     Income before income tax expense......................              1,860              1,491
Income tax expense.........................................                652                413
                                                                    ----------         ----------

     Net income............................................         $    1,208         $    1,078
                                                                    ==========         ==========

Per share data:
   Net income..............................................         $     0.70         $     0.62
   Weighted average number of common shares.....                     1,731,969          1,731,969

The accompanying notes are an integral part of these financial statements.

                                       -4-

                            NORTHWAY FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                      March  31,
                                                                                   1998        1997
                                                                               --------------------------
                                                                                 (Dollars in Thousands)
Cash flows from operating activities:
  Net income                                                                     $ 1,208     $ 1,078
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for:
        Possible loan losses                                                         135         120
        Depreciation and amortization                                                259         244
        Deferred income taxes                                                         20          (9)
  Write down of real estate acquired by foreclosure                                   --           5
  Gains on sales of investment securities available-for-sale,  net                  (318)       (220)
  Loss on sale of premises and equipment, net                                         --          49
  Accretion of (discount) and amortization of premium
        on investment and mortgage-backed securities, net                             36          75
  Decrease in unearned income, net                                                   (39)        (50)
  Gains on sales of real estate acquired by foreclosure
        or substantively repossessed                                                 (35)        (15)
  Net increase in loans held for sale                                               (108)        (89)
  Decrease in accrued income receivable                                               51         440
  Decrease in other assets                                                            73          50
  Increase in other liabilities                                                      491         518
                                                                                 -------     -------
        Net cash provided by operating activities                                  1,773       2,196
                                                                                 -------     -------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits                               (28)        199
  Proceeds from sales of investment securities available-for-sale                  1,829       3,657
  Proceeds from maturities of investment securities held-to-maturity               2,629         352
  Proceeds from maturities of investment securities available-for-sale             5,398       5,012
  Purchase of investment securities available-for-sale                            (8,881)       (802)
  Purchase of investment securities held-to-maturity                              (5,186)     (4,000)
  Principal payments received on investment securities held-to-maturity               --          --
  Principal payments received on investment securities available-for-sale          1,044         731
  Net (increase) decrease in loans                                                 2,115      (7,179)
  Proceeds from sales of real estate acquired by foreclosure or
    substantively repossessed and principal payments received on OREO                 23          67
  Proceeds from sale of premises and equipment                                        --         296
  Additions to premises and equipment                                               (581)       (227)
                                                                                 -------     -------
        Net cash used in investing activities                                     (1,638)     (1,894)
                                                                                 -------     -------
Cash flows from financing activities:
  Net decrease in deposits                                                        (5,448)     (5,627)
  Advances from Federal Home Loan Bank                                                --       1,189
  Repayment of Federal Home Loan Bank advances                                    (4,040)
  Net increase in repurchase agreements                                            4,071       3,043
  Net increase in other borrowed funds                                                --        (221)
  Cash dividends paid                                                                 --        (345)
                                                                                 -------     -------
        Net cash used in financing activities                                     (5,417)     (1,961)
                                                                                 -------     -------
Net decrease in cash and cash equivalents                                         (5,282)     (1,659)
        Cash and cash equivalents at beginning of period                          31,311      17,282
                                                                                 -------     -------
        Cash and cash equivalents at end of period                               $26,029     $15,623
                                                                                 =======     =======
Cash paid during the periiod for:
  Interest                                                                       $ 2,986     $ 3,079
                                                                                 =======     =======
  Income taxes                                                                   $   154     $   138
                                                                                 =======     =======
Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by
    foreclosure or substantively repossessed                                     $   167     $   208
                                                                                 =======     =======
  Loans charged off, net of recoveries                                           $    66     $   160
                                                                                 =======     =======
  Financed sales of real estate acquired by foreclosure                          $   130     $    33
                                                                                 =======     =======

                                       -5-

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

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

       The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for the full year or any other interim periods.


2.     Allowance for Possible Loan Losses

        Analysis of the allowance for possible loan losses for the three months ended March 31, 1998 and 1997 is as follows:

                                            1998     1997
                                            ----     ----
                                        (Dollars in thousands)

Balance beginning of period                $4,156   $3,941

Chargeoffs                                    131      204
Recoveries                                     65       44
                                           ------   ------
Net chargeoffs                                 66      160

Provision for possible loan losses            135      120
                                           ------   ------

Balance at end of period                   $4,225   $3,901
                                           ======   ======

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

3.      Commitments and Contingencies

        At March 31, 1998, the Corporation had the following off-balance sheet financial instruments with contract amounts which represent credit risk:

                                            Contract or Notional Amount
                                               (Dollars in thousands)

Commitments to extend credit                          $32,035

Standby letters of credit and
financial guarantees written                          $   590

Commercial letters of credit                          $   -0-

Foreign exchange contracts                            $   -0-


4.      Formation of Northway Financial, Inc.

        Northway Financial, Inc. ("Northway") is a New Hampshire corporation organized on March 7, 1997 for the purpose of becoming the holding company of The Berlin City Bank ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among Northway, BCB and a subsidiary of BCB, and thereafter, effecting the merger (the "Merger") between Northway and Pemi Bancorp, Inc. ("PEMI"), pursuant to which Northway also became the holding company for PEMI's wholly owned subsidiary, Pemigewasset National Bank ("PNB"). The BCB Reorganization and the Merger were consummated on September 30, 1997. The Merger was treated as "pooling of interests" for accounting purposes. Other than matters relating to corporate organization and capitalization, and other matters incidental to completion of the BCB Reorganization and Merger, Northway has not engaged in any business activity. As of September 30, 1997, Northway's business is to own all of the common stock of BCB and PNB.

        BCB is a trust company chartered under the laws of the State of New Hampshire. BCB has seven banking offices in New Hampshire through which it provides a range of bank-related services.

        PNB is a national banking association organized under the laws of the United States. PNB has five branches located in New Hampshire through which it provides a range of bank-related services.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998


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

5.      Supplemental Disclosure of Separate Results

        The financial statements reflect the combined results of The Berlin City Bank and Pemi Bancorp, Inc. Supplemental disclosure of the separate results of the two banks for periods prior to the merger are as follows:

                                         Berlin City       Pemi        Northway
                                             Bank         Bancorp      Financial
                                         -----------      -------      ---------
                                           (In thousands except per share data)

January 1, 1997 to March 31, 1997
Net interest income                        $2,568         $1,475        $4,043
Net income                                    799            279         1,078
Net income per share                       $ 0.46         $ 0.16        $ 0.62

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

        The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset
National Bank (the "Corporation").

        Certain statements in this Form 10-Q, in the Corporation's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Corporation, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 promulgated thereunder. The words "believe," "expect," "anticipate," "intend," "estimate," "project" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Corporation undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise.

        The following important factors, among others, may have affected the Corporation and its subsidiaries in the past and could in the future affect the actual results of operations of the Corporation, and could cause the actual results of operations for subsequent periods to differ materially from those set forth in, contemplated by, or underlying any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, including the effect of the cost of such compliance; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Corporation's organization, compensation and benefit plans; (iii) the effect on the competitive position of the Corporation's subsidiaries within their respective market areas resulting from increased consolidation within the banking industry and increased competition from larger regional and out-of-state banking organizations, as well as from nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates, loan default and charge-off rates; (v) changes in deposit levels necessitating increased borrowing to fund loans and investments; (vi) the effect of changes in the business cycle and downturns in the New Hampshire, New England, and national economies; (vii) the factors detailed in the section titled "Risk Factors" in the Corporation's Proxy Statement/Prospectus, dated Aug. 12, 1997; and (viii) changes in the assumptions used in making such forward-looking statements. Though the Corporation has attempted to list comprehensively these important factors, the Corporation wishes to caution investors that other factors may in the future prove to be important in affecting the Corporation's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

Financial Condition

        The Corporation's total assets at March 31, 1998 were $374 million compared to $378 million at December 31, 1997, a $4 million, or 1%, decrease. Net loans decreased $2.3 million during this period while investment securities increased $3.5 million. Cash and cash equivalents decreased $5.3 million to $26 million. Total deposits decreased $5.4 million. Federal Home Loan Bank advances decreased $4.0 million, which was offset by increases in repurchase agreements of $4.1 million.

        The Corporation maintains an allowance for possible loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries on amounts previously charged off are added to the allowance when collected. On March 31, 1998 the allowance for possible loan losses was $4.2 million, or 1.59% of total loans, as compared to $4.1 million, or 1.55% of total loans for December 31, 1997. The adequacy of the allowance for possible loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

        Nonperforming loans totaled $1.9 million as of March 31, 1998, compared to $1.8 million at December 31, 1997. The ratio of nonperforming loans to total loans was 0.72% as of March 31, 1998 compared to 0.70% at December 31, 1997 and the ratio of nonperforming assets to total assets was 0.58% as of March 31, 1998 compared to 0.53% at December 31, 1997.

Results of Operations

        The Corporation reported net income of $1.2 million, or $0.70 per share, for the three months ended March 31, 1998 as compared with $1.1 million, or $0.62 per share, for the same period in 1997. The increase reflects improvement in net interest income of $215,000 resulting from the change in the mix of assets. Specifically, federal funds sold and loan balances increased $25 million and investment securities balances decreased $25 million.

        Noninterest income increased $98,000 as a result of an increase in net securities gains from $220,000 in the first quarter of 1997 to $318,000 in the first quarter of 1998. Noninterest expense decreased $71,000 for the quarter ended March 31, 1998 compared to the same period last year due primarily to the fact that there were no merger related expenses in 1998 compared to expenses of $276,000 in 1997. This decrease was partially offset by increases in salaries, employee benefits, consolidation expenses and the expenses related to opening the new Berlin City Bank branch in Conway.

        The provision for possible loan losses increased slightly to $135,000 for the three months ended March 31, 1998 from the $120,000 reported for the comparable period in 1997. The provision has been increased as a result of the growth in the Company's loan portfolio.

Liquidity

        Liquidity risk management involves the Company's and its' subsidiaries ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or, at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee.

        At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile liabilities. These include brokered deposits, core deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

        Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the subsidiary banks.

Capital

        The Corporation's Tier 1 and Total Risk Based Capital was 16.87% and 18.12%, respectively, at March 31, 1998. The Corporation's leverage ratio at March 31,1998 was 10.10%.

        As of March 31, 1998, the capital ratios of the Corporation and all of it's banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal
Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).


Item 3.        Quantitative and Qualitative Disclosures About Market Risk

        For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Between December 31, 1997 and March 31, 1998, there were no material changes in the Corporation's market risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None


Item 2.  Changes in Securities - None


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders  - None


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K
          (a) Exhibits
              Exhibit Number
                      (27)   Financial Data Schedule

          (b) The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

        Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWAY FINANCIAL, INC.

        May 14, 1998                        BY: \S\ William J. Woodward
                                               ------------------------
                                                    William J. Woodward
                                                    President & CEO


        May 14, 1998                        BY: \S\ David J. O'Connor
                                               ------------------------
                                                    David J. O'Connor
                                                    Exec. Vice President & CFO