Form 10-Q
period 1998-06-30
NORTHWAY FINANCIAL INC
filed 1998-08-14
CIK 1041753

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1998

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Hampshire                                    04-3368579
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                   Identification No.)

       9 Main Street
       Berlin, New Hampshire                            03570
       --------------------------------------           ----------
       Address of principal executive offices           (Zip Code)

                                 (603) 752-1171
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At July 31, 1998, there were 1,731,969 shares of common stock outstanding, par value $1.00 per share.

=============================================================================

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.           FINANCIAL INFORMATION                                 PAGE

Item 1.
  Financial Statements (Unaudited)

  Consolidated Balance Sheets at June 30, 1998 and December
  31, 1997.............................................................  3

  Consolidated Statements of Income for the Three Months and Six
  Months Ended June 30, 1998 and 1997..................................  4

  Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1998 and 1997.........................................  5

  Notes to Consolidated Financial Statements...........................  6

Item 2.
  Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................  9

Item 3.
  Quantitative and Qualitative Disclosures about Market Risk........... 12

PART II.  OTHER INFORMATION

Item 1.
  Legal Proceedings.................................................... 13

Item 2.
  Changes in Securities................................................ 13

Item 3.
  Default Upon Senior Securities....................................... 13

Item 4.
  Submission of Matters to a Vote of Security Holders.................. 13

Item 5.
  Other Information.................................................... 13

Item 6.
  Exhibits and Reports on Form 8-K..................................... 13

Signatures............................................................. 14

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 30,           DEC. 31,
(Dollars in thousands, except per share data)                              1998               1997
-------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)        (Audited)
Assets
Cash and due from banks..............................................        $ 14,240         $ 12,086
Federal funds sold...................................................           4,300           19,225
Interest bearing deposits............................................              88               85
Investment securities available-for-sale.............................          58,292           55,103
Investment securities held-to-maturity...............................          14,201           11,312
Federal Reserve Bank stock, at cost..................................              80               80
Federal Home Loan Bank stock, at cost................................           1,958            1,958
Loans held for sale..................................................             447              292
Loans................................................................         274,954          267,283
  Unearned income....................................................            (432)            (526)
  Allowance for possible loan losses.................................          (4,344)          (4,156)
                                                                             --------         --------
  Loans, net.........................................................         270,178          262,601
                                                                             --------         --------
Real estate acquired by foreclosure
  or substantively repossessed.......................................             194              222
Accrued interest receivable..........................................           2,221            1,971
Deferred income tax asset, net.......................................           1,477            1,500
Premises and equipment, net..........................................           9,988            9,187
Deposit purchase premium, net........................................           1,010            1,161
Other assets.........................................................             998            1,083
                                                                             --------         --------
    Total assets.....................................................        $379,672         $377,866
                                                                             ========         ========

Liabilities and stockholders' equity
Liabilities:
  Interest bearing deposits..........................................        $283,351         $282,353
  Non-interest bearing deposits......................................          39,985           39,710
  Repurchase agreements..............................................           9,083            6,146
  Federal Home Loan Bank advances ...................................           5,228            9,322
  Other liabilities..................................................           2,438            2,809
                                                                             --------         --------
    Total liabilities................................................         340,085          340,340
                                                                             --------         --------

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized: none issued.........................              --               --
  Common stock, $1 par value; 9,000,000 shares
    authorized: 1,731,969 shares issued and outstanding..............           1,732            1,732
  Additional paid in capital.........................................           2,101            2,101
  Retained earnings..................................................          35,763           33,744
  Unrealized loss on investment securities available-
   for-sale, net of tax..............................................              (9)             (51)
                                                                             --------         --------
    Total stockholders' equity.......................................          39,587           37,526
                                                                             --------         --------
    Total liabilities and stockholders' equity.......................        $379,672         $377,866
                                                                             ========         ========

The accompanying notes are an integral part of these financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                   Three Months               Six Months
                                                                  Ended June 30,            Ended June 30,
(Dollars in thousands, except per share data)                   1998         1997         1998         1997
--------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans ..................................................   $    5,995   $    5,773   $   11,899   $   11,160
  Investment securities available-for-sale ...............          851        1,146        1,646        2,411
  Investment securities held-to-maturity .................          207          275          425          500
  Federal funds sold .....................................          134           51          384          132
  Interest bearing deposits ..............................            2            1            3            4
                                                             ----------   ----------   ----------   ----------
     Total interest and dividend income ..................        7,189        7,246       14,357       14,207
                                                             ----------   ----------   ----------   ----------
Interest expense:
   Deposits...............................................        2,684        2,683        5,361        5,374
   Borrowed funds ........................................          200          353          433          580
                                                             ----------   ----------   ----------   ----------
     Total interest expense ..............................        2,884        3,036        5,794        5,954
                                                             ----------   ----------   ----------   ----------
     Net interest and dividend income ....................        4,305        4,210        8,563        8,253
Provision for possible loan losses .......................          135          135          270          255
                                                             ----------   ----------   ----------   ----------
     Net interest and dividend income after
       provision for possible loan losses ................        4,170        4,075        8,293        7,998
                                                             ----------   ----------   ----------   ----------
Noninterest income:
   Service charges on deposit accounts and fees ..........          211          216          418          422
   Securities gains, net .................................           74          109          392          329
   Other..................................................          176          158          287          270
                                                             ----------   ----------   ----------   ----------
     Total noninterest income ............................          461          483        1,097        1,021
                                                             ----------   ----------   ----------   ----------
Noninterest expense:
   Salaries and employee benefits ........................        1,563        1,383        3,134        2,755
   Office occupancy and equipment ........................          498          436          922          864
   Amortization of deposit purchase premium ..............           75           75          150          150
   Merger related expenses ...............................         --            238         --            514
   Other .................................................          926          767        1,755        1,586
                                                             ----------   ----------   ----------   ----------
     Total noninterest expense ...........................        3,062        2,899        5,961        5,869
                                                             ----------   ----------   ----------   ----------
     Income before income tax expense ....................        1,569        1,659        3,429        3,150
Income tax expense .......................................          515          598        1,167        1,011
                                                             ----------   ----------   ----------   ----------
     Net income...........................................   $    1,054   $    1,061   $    2,262   $    2,139
                                                             ==========   ==========   ==========   ==========
    Comprehensive net income .............................   $    1,035   $    1,825   $    2,304   $    2,215
                                                             ==========   ==========   ==========   ==========
Per share data:
   Net income ............................................   $     0.61   $     0.61   $     1.31   $     1.23
   Weighted average number of common shares ..............    1,731,969    1,731,969    1,731,969    1,731,969

The accompanying notes are an integral part of these financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       For the Six Months Ended
                                                                                              June  30,
                                                                                         1998             1997
                                                                                      ---------------------------
                                                                                       (Dollars in Thousands)
Cash flows from operating activities:
  Net income                                                                          $   2,262         $  2,139
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for:
        Possible loan losses                                                                270              255
        Depreciation and amortization                                                       542              495
        Deferred income taxes                                                               (11)              83
  Write down of real estate acquired by foreclosure                                          --                5
  Gains on sales of investment securities available-for-sale,  net                         (392)            (329)
  Loss on sale of premises and equipment, net                                                --               49
  Accretion of (discount) and amortization of premium
       on investment and mortgage-backed securities, net                                     66              142
  Decrease in unearned income, net                                                          (94)            (101)
  Gains on sales of real estate acquired by foreclosure
        or substantively repossessed                                                        (65)             (33)
  Net increase in loans held for sale                                                      (155)             (22)
  (Increase) decrease in accrued income receivable                                         (250)             194
  (Increase) decrease in other assets                                                        85              (84)
  Increase (decrease) in other liabilities                                                 (371)              50
                                                                                      ---------         --------
        Net cash provided by operating activities                                         1,887            2,843
                                                                                      ---------         --------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits                                       (3)             197
  Proceeds from sales of investment securities available-for-sale                         2,161           18,969
  Proceeds from maturities of investment securities held-to-maturity                      3,566            1,210
  Proceeds from maturities of investment securities available-for-sale                    8,394            9,151
  Purchase of investment securities available-for-sale                                  (15,632)          (5,425)
  Purchase of investment securities held-to-maturity                                     (6,492)          (6,320)
  Principal payments received on investment securities available-for-sale                 2,327            1,462
  Net increase in loans                                                                  (7,925)         (20,237)
  Proceeds from sales of real estate acquired by foreclosure or
    substantively repossessed and principal payments received on OREO                       265              158
  Proceeds from sale of premises and equipment                                               --              290
  Additions to premises and equipment                                                    (1,192)            (648)
                                                                                      ---------         --------
        Net cash used in investing activities                                           (14,531)          (1,193)
                                                                                      ---------         --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                     1,273           (9,776)
  Advances from Federal Home Loan Bank                                                       --           21,483
  Repayment of Federal Home Loan Bank advances                                           (4,094)         (14,466)
  Net increase in repurchase agreements                                                   2,937            3,162
  Net increase in other borrowed funds                                                       --              500
  Cash dividends paid                                                                      (243)            (345)
                                                                                      ---------         --------
        Net cash provided by (used in) financing activities                                (127)             558
                                                                                      ---------         --------
Net increase (decrease) in cash and cash equivalents                                    (12,771)           2,208
        Cash and cash equivalents at beginning of period                                 31,311           17,282
                                                                                      ---------         --------
        Cash and cash equivalents at end of period                                    $  18,540         $ 19,490
                                                                                      =========         ========
Cash paid during the period for:
  Interest                                                                            $   6,058         $  6,041
                                                                                      =========         ========
  Income taxes                                                                        $   1,230         $    807
                                                                                      =========         ========
Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by
    foreclosure or substantively repossessed                                          $     251         $    208
                                                                                      =========         ========
  Loans charged off, net of recoveries                                                $      82         $    276
                                                                                      =========         ========
  Financed sales of real estate acquired by foreclosure                               $     182         $    124
                                                                                      =========         ========

The accompanying notes are an intergral part of these financial statements.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

1.      Basis of Presentation.

        The unaudited consolidated financial statements of Northway Financial, Inc. and its two wholly owned bank subsidiaries (collectively "the Corporation") included herein have been prepared by the Corporation in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The Corporation, however, believes that the disclosures are adequate to make the information presented not misleading. All prior period amounts in the Form 10Q have been restated to reflect the reorganization of the Corporation on September 30, 1997 into a multi-bank holding company. Refer to Note 4 for further discussion of the holding company reorganization and merger transactions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

        The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations ti be expected for the full year or any other interim periods.

2.      Allowance for Possible Loan Losses

         Analysis of the allowance for possible loan losses for the three month and six month periods ended June 30, 1998 and 1997 is as follows:

                                        Six Months      Three Months
                                          Ended            Ended
                                         June 30,         March 31,
                                      1998     1997     1998     1997
                                     ------   ------   ------   ------
                                     (Dollars in thousands)

Balance beginning of period          $4,156   $3,941   $4,225   $3,901
                                     ------   ------   ------   ------

Chargeoffs                              250      356      119      152
Recoveries                              168       80      103       36
                                     ------   ------   ------   ------
Net chargeoffs                           82      276       16      116
                                     ------   ------   ------   ------

Provision for possible loan losses      270      255      135      135
                                     ------   ------   ------   ------

Balance at end of period             $4,344   $3,920   $4,344   $3,920
                                     ======   ======   ======   ======

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

3.       Commitments and Contingencies

         At June 30, 1998, the Corporation had the following off-balance sheet financial instruments with contract amounts which represent credit risk:

                                                     Contract or Notional Amount
                                                       (Dollars in thousands)

Commitments to extend credit                                  $27,017

Standby letters of credit and
financial guarantees written                                  $   495

Commercial letters of credit                                  $   -0-

Foreign exchange contracts                                    $   -0-

4.       Formation of Northway Financial, Inc.

         Northway Financial, Inc. ("Northway") is a New Hampshire corporation organized on March 7, 1997 for the purpose of becoming the holding company for The Berlin City Bank ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among Northway, BCB and a subsidiary of BCB, and thereafter, effecting the merger (the "Merger") between Northway and Pemi Bancorp, Inc. ("PEMI"), pursuant to which Northway also became the holding company for PEMI's wholly owned subsidiary, Pemigewasset National Bank ("PNB"). The BCB Reorganization and the Merger were consummated on September 30, 1997. The Merger was treated as a "pooling of interests" for accounting purposes.

         BCB is a trust company chartered under the laws of the State of New Hampshire. BCB has eight banking offices in New Hampshire through which it provides a range of bank-related services.

         PNB is a national banking association organized under the laws of the United States. PNB has six banking offices located in New Hampshire through which it provides a range of bank-related services.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

5.       Supplemental Disclosure of Separate Results

         The Corporation's consolidated financial statements for periods prior to the Merger reflect the combined results of The Berlin City Bank and Pemi Bancorp, Inc. Supplemental disclosure of the separate results of BCB and PEMI for periods prior to the Merger are as follows:

                                   Berlin City         Pemi           Northway
                                      Bank            Bancorp         Financial
                                    --------         ---------        ---------
                                       (In thousands except per share data)

April 1, 1997 to June 30, 1997
Net interest income                 $  2,672         $   1,538        $  4,210
Net income                               833               228           1,061
Net income per share                $   0.48         $    0.13        $   0.61

January 1, 1997 to June 30, 1997
Net interest income                 $  5,240         $   3,013        $  8,253
Net income                             1,632               507           2,139
Net income per share                $   0.94         $    0.29        $   1.23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

         The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

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

         The following important factors, among others, may have affected the Corporation and its subsidiaries in the past and could in the future affect the actual results of operations of the Corporation, and could cause the actual results of operations for subsequent periods to differ materially from those set forth in, contemplated by, or underlying any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, including the effect of the cost of such compliance; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Corporation's organization, compensation and benefit plans; (iii) the effect on the competitive position of the Corporation's subsidiaries within their respective market areas resulting from increased consolidation within the banking industry and increased competition from larger regional and out-of-state banking organizations, as well as from nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest, loan default and charge-off rates; (v) changes in deposit levels necessitating increased borrowing to fund loans and investments; (vi) the effect of changes in the business cycle and downturns in the New Hampshire, New England, and national economies; (vii) the factors detailed in the section titled "Risk Factors" in the Corporation's Proxy Statement/Prospectus, dated Aug. 12, 1997; and (viii) changes in the assumptions used in making such forward-looking statements. Though the Corporation has attempted to list comprehensively these important factors, the Corporation wishes to caution investors that other factors may in the future prove to be important in affecting the Corporation's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

Financial Condition

         The Corporation's total assets at June 30, 1998 were $380 million compared to $378 million at December 31, 1997, a $2 million increase. Net loans, including loans held for sale, increased $7.7 million and investment securities increased $6.1 million. Cash and cash equivalents decreased $12.8 million to $18.5 million. Total deposits increased $1.3 million. Federal Home Loan Bank advances decreased $4.1 million, which was partially offset by an increase in repurchase agreements of $2.9 million.

         The Corporation maintains an allowance for possible loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At June 30, 1998 the allowance for possible loan losses was $4.3 million, or 1.58% of total loans, as compared to $4.2 million, or 1.55% of total loans at December 31, 1997. The adequacy of the allowance for possible loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

         Nonperforming loans totaled $2.4 million as of June 30, 1998, compared to $1.8 million at December 31, 1997. The ratio of nonperforming loans to total loans was 0.87% as of June 30, 1998 compared to 0.70% at December 31, 1997 and the ratio of nonperforming assets to total assets was 0.68% as of June 30, 1998 compared to 0.53% at December 31, 1997.

Results of Operations

         The Corporation reported net income of $1.1 million, or $0.61 per share, for the three months ended June 30, 1998, the same as the three months ended June 30, 1997. Net interest income increased $95,000 as the result of a reduction in interest expense due to a decrease in borrowings.

         Noninterest income decreased $22,000 primarily as a result of a decrease in net securities gains from $109,000 in the second quarter of 1997 to $74,000 in the second quarter of 1998. Noninterest expense increased $163,000 for the quarter ended June 30, 1998 compared to the same period last year due primarily to increases in salaries and benefits expense, professional fees, and equipment expense. These increases were partially offset by the fact that there were no merger related expenses in 1998 compared to expenses of $238,000 in the second quarter of 1997. The provision for possible loan losses remained steady at $135,000 for the three months ended June 30, 1998 compared to the comparable period in 1997.

         The Corporation generated net income of $2.3 million, or $1.31 per share, for the six month period ended June 30, 1998 compared to net income of $2.1 million, or $1.23 per share, for the same period in 1997. Net interest income for the six months ended June 30, 1998 was $8.6 million, an increase of $310,000 over the same period in 1997. This improvement is primarily due to the shift of funds from investment securities into loans as well as a decrease in the Corporation's cost of funds.

          Noninterest income for the six months ended June 30, 1998 increased $76,000 to $1.1 million primarily as a result of increased securities gains. Total noninterest expense was $6.0 million for the six months ended June 30, 1998 compared to $5.9 million for the same period last year. Increases in salaries and benefits expense, professional fees, and equipment expense were partially offset by a decrease in merger related expenses of $514,000. These increased expenses are a direct result of new branch openings, increases to lending staff, and the costs associated with converting to a new computer system. The provision for possible loan losses increased slightly to $270,000 for the six months ended June 30, 1998 from the $255,000 reported for the comparable period in 1997.

Liquidity

         Liquidity risk management refers to the Corporation's and its subsidiaries' ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Corporation's Asset/Liability Committee.

         At the subsidiary bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile liabilities. These include core deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

         Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the subsidiary banks.

Capital

         The Corporation's Tier 1 and Total Risk Based Capital ratios were 16.70% and 17.95%, respectively, at June 30, 1998. The Corporation's leverage ratio at June 30, 1998 was 10.19%.

         As of June 30, 1998, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Impact of the Year 2000 Issue

         The Corporation has developed plans and is addressing issues related to the impact on its computer system of the Year 2000. The awareness phase has been completed and the Corporation has appointed a dedicated Year 2000 Project Manager to complete the project. Management estimates that the assessment phase is substantially complete. This assessment involves completing inventories of all applications and systems, including those provided by third-party vendors. The Corporation has communicated with its' significant vendors and service provides to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Management is unable to determine at this time whether or to what extent the systems of other companies on which the Corporation's system rely will in fact be timely remediated. However, contingency plans are being developed to address failures by third party parties to address effectively Year 2000 issues wherever possible.

         Management estimates that the Corporation has completed 30% of required systems renovations, with a target completion date of first quarter 1999. The core systems hardware and software upgrade is scheduled for completion in the fourth quarter of 1998. The Corporation has in place a plan to test and validate the systems and 20% of the validation process has been completed.

         The financial impact of making the required system changes is not expected to be material to the Corporation's consolidated financial position, results of operations or cash flows. Weekly meetings with the corporation's executive committee and monthly reports to the Boards of Directors are held to monitor the process in an effort to ensure that it remains on target and issues are addressed on a timely basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Between December 31, 1997 and June 30, 1998, there were no material changes in the Corporation's market risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 19, 1998. At the Annual Meeting, the stockholders elected William J. Woodward, Fletcher W. Adams, Arnold P. Hanson, Jr., and John H. Noyes to serve as Directors for three-year terms until the 2001 Annual Meeting and until their successors are duly elected and qualified. Barry J. Kelley, Randall G. Labnon, Andrew L. Morse, Peter H. Bornstein, Charles H. Clifford, Jr., and John D. Morris continued as Directors after the Annual Meeting. Stockholders representing 1,364,130 shares or 78.762% were present in person or by proxy at the Annual Meeting. There were no broker non-votes on these proposals. A tabulation with respect to each nominee follows:

                                    Votes           Votes       Votes Against
                                     Cast            For         or Withheld

         William J. Woodward      1,364,130       1,353,101       11,029
         Fletcher W. Adams        1,364,130       1,353,101       11,029
         Arnold P. Hanson, Jr.    1,364,130       1,353,101       11,029
         John H. Noyes            1,364,130       1,353,101       11,029

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                  Exhibit Number
                  --------------
                           (27)     Financial Data Schedule

             (b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTHWAY FINANCIAL, INC.

         August 13, 1998               BY: \S\William J. Woodward
                                          -----------------------
                                              William J. Woodward
                                              President & CEO


         August 13, 1998               BY: \S\David J. O'Connor
                                          ---------------------
                                              David J. O'Connor
                                              Exec. Vice President & CFO