Form 10-Q
period 1998-09-30
NORTHWAY FINANCIAL INC
filed 1998-11-13
CIK 1041753

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998

      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________to _______________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At November 2, 1998, there were 1,731,969 shares of common stock outstanding, par value $1.00 per share.

================================================================================

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.     FINANCIAL INFORMATION                                  PAGE

Item 1.
  Financial Statements (Unaudited)

  Consolidated Balance Sheets at September 30, 1998 and December
  31, 1997 ..........................................................   3

  Consolidated Statements of Income for the Three Months and Nine
  Months Ended September 30, 1998 and 1997 ..........................   4

  Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1998 and 1997 .................................   5

  Notes to Consolidated Financial Statements ........................   6

Item 2.
  Management's Discussion and Analysis of Financial Condition
  and Results of Operations .........................................   9

Item 3.
  Quantitative and Qualitative Disclosures about Market Risk ........  14

PART II.    OTHER INFORMATION

Item 1.
  Legal Proceedings .................................................  15

Item 2.
  Changes in Securities .............................................  15

Item 3.
  Default Upon Senior Securities ....................................  15

Item 4.
  Submission of Matters to a Vote of Security Holders ...............  15

Item 5.
  Other Information .................................................  15

Item 6.
  Exhibits and Reports on Form 8-K ..................................  15

Signatures...........................................................  16

                                PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   NORTHWAY FINANCIAL, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                    SEP. 30,        DEC. 31,
(Dollars in thousands, except per share data)                         1998           1997
--------------------------------------------------------------------------------------------
                                                                  (Unaudited)       (Audited)
Assets
Cash and due from banks ......................................      $ 10,800        $ 12,086
Federal funds sold ...........................................        17,650          19,225
Interest bearing deposits ....................................            91              85
Investment securities available-for-sale .....................        51,096          55,103
Investment securities held-to-maturity .......................        13,031          11,312
Federal Reserve Bank stock, at cost ..........................            80              80
Federal Home Loan Bank stock, at cost ........................         1,958           1,958
Loans held for sale ..........................................           622             292
Loans ........................................................       279,833         267,283
  Unearned income ............................................          (391)           (526)
  Allowance for possible loan losses .........................        (4,386)         (4,156)
                                                                    --------        --------
  Loans, net .................................................       275,056         262,601
                                                                    --------        --------
Real estate acquired by foreclosure
  or substantively repossessed ...............................           145             222
Accrued interest receivable ..................................         1,910           1,971
Deferred income tax asset, net ...............................         1,375           1,500
Premises and equipment, net ..................................         9,944           9,187
Deposit purchase premium, net ................................           935           1,161
Other assets .................................................         5,265           1,083
                                                                    --------        --------
    Total assets .............................................      $389,958        $377,866
                                                                    ========        ========

Liabilities and stockholders' equity
Liabilities:
  Interest bearing deposits ..................................      $288,381        $282,353
  Non-interest bearing deposits ..............................        41,638          39,710
  Repurchase agreements ......................................         6,825           6,146
  Federal Home Loan Bank advances ............................         6,111           9,322
  Other liabilities ..........................................         6,476           2,809
                                                                    --------        --------
    Total liabilities ........................................       349,431         340,340
                                                                    --------        --------

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized: none issued .................          --              --
  Common stock, $1 par value; 9,000,000 shares
    authorized: 1,731,969 shares issued and outstanding ......         1,732           1,732
  Additional paid in capital .................................         2,101           2,101
  Retained earnings ..........................................        36,568          33,744
  Unrealized gain (loss) on investment securities available-
   for-sale, net of tax ......................................           126             (51)
                                                                    --------        --------
    Total stockholders' equity ...............................        40,527          37,526
                                                                    --------        --------
    Total liabilities and stockholders' equity ...............      $389,958        $377,866
                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

                                                NORTHWAY FINANCIAL, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                                         Three Months                Nine Months
                                                                      Ended September 30,        Ended September 30,
(Dollars in thousands, except per share data)                          1998         1997          1998         1997
-----------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans .......................................................    $    6,208    $    6,056    $   18,107    $   17,217
  Investment securities available-for-sale ....................           836           928         2,547         3,387
  Investment securities held-to-maturity ......................           169           245           530           695
  Federal funds sold ..........................................           163           196           547           328
  Interest bearing deposits ...................................             2             2             4             6
                                                                   ----------    ----------    ----------    ----------
     Total interest and dividend income .......................         7,378         7,427        21,735        21,633
                                                                   ----------    ----------    ----------    ----------

Interest expense:
   Deposits ...................................................         2,717         2,745         8,077         8,119
   Borrowed funds .............................................           213           309           646           889
                                                                   ----------    ----------    ----------    ----------
     Total interest expense ...................................         2,930         3,054         8,723         9,008
                                                                   ----------    ----------    ----------    ----------
     Net interest and dividend income .........................         4,448         4,373        13,012        12,625
Provision for possible loan losses ............................           135           140           405           395
                                                                   ----------    ----------    ----------    ----------
     Net interest and dividend income after
       provision for possible loan losses .....................         4,313         4,233        12,607        12,230
                                                                   ----------    ----------    ----------    ----------

Noninterest income:
   Service charges on deposit accounts and fees ...............           206           201           623           623
   Securities gains, net ......................................            16            20           408           350
   Other ......................................................           175           128           463           405
                                                                   ----------    ----------    ----------    ----------
     Total noninterest income .................................           397           349         1,494         1,378
                                                                   ----------    ----------    ----------    ----------

Noninterest expense:
   Salaries and employee benefits .............................         1,650         1,407         4,783         4,162
   Office occupancy and equipment .............................           492           428         1,414         1,290
   Amortization of deposit purchase premium ...................            75            75           226           226
   Merger related expenses ....................................          --             308          --             822
   Other ......................................................           930           753         2,686         2,348
                                                                   ----------    ----------    ----------    ----------
     Total noninterest expense ................................         3,147         2,971         9,109         8,848
                                                                   ----------    ----------    ----------    ----------

     Income before income tax expense .........................         1,563         1,611         4,992         4,760
Income tax expense ............................................           516           578         1,683         1,589
                                                                   ----------    ----------    ----------    ----------

     Net income ...............................................    $    1,047    $    1,033    $    3,309    $    3,171
                                                                   ==========    ==========    ==========    ==========

    Comprehensive net income ..................................    $    1,182    $    1,474    $    3,486    $    3,688
                                                                   ==========    ==========    ==========    ==========

Per share data:
   Earnings per common share ..................................    $     0.60    $     0.60    $     1.91    $     1.83
   Weighted average number of common shares ...................     1,731,969     1,731,969     1,731,969     1,731,969

The accompanying notes are an integral part of these financial statements.

                                        NORTHWAY FINANCIAL, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                              For the Nine Months Ended
                                                                                    September  30,
                                                                                 1998            1997
                                                                             --------------------------
                                                                                (Dollars in Thousands)
Cash flows from operating activities:
  Net income ..............................................................    $  3,309       $  3,171
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for:
        Possible loan losses ..............................................         405            395
        Depreciation and amortization .....................................         828            743
        Deferred income taxes .............................................           5             83
        Write down of real estate acquired by foreclosure .................           5              5
      Gains on sales of investment securities available-for-sale,  net ....        (408)          (350)
       Loss on sale of premises and equipment, net ........................        --               50
      Accretion of (discount) and amortization of premium on investment
        and mortgage-backed securities, net ...............................          97            187
      Decrease in unearned income, net ....................................        (135)          (150)
     Gains on sales of real estate acquired by foreclosure or substantively
       repossessed ........................................................         (83)           (36)
      Decrease in accrued income receivable ...............................          61            473
      Increase in other assets ............................................      (4,182)        (2,152)
      Increase in other liabilities .......................................       3,667          1,899
                                                                               --------       --------
        Net cash provided by operating activities .........................       3,569          4,318
                                                                               --------       --------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits ....................          (6)           196
  Proceeds from sales of investment securities available-for-sale .........       3,059         19,189
  Proceeds from maturities of investment securities held-to-maturity ......       4,686          1,793
  Proceeds from maturities of investment securities available-for-sale ....      18,000         15,323
  Purchase of investment securities available-for-sale ....................     (19,974)        (9,898)
  Purchase of investment securities held-to-maturity ......................      (6,827)        (6,456)
  Principal payments received on mortgage-backed securities ...............       3,951          2,596
  Net increase in loans ...................................................     (12,987)       (24,548)
  Net increase in loans held for resale ...................................        (330)          (236)
  Proceeds from sales of real estate acquired by
    foreclosure or substantively repossessed ..............................         418            214
  Proceeds from sale of premises and equipment ............................        --              290
  Additions to premises and equipment .....................................      (1,359)          (925)
                                                                               --------       --------
        Net cash used in financing activities .............................     (11,369)        (2,462)
                                                                               --------       --------
Cash flows from financing activities:
  Net increase (decrease) in deposits .....................................       7,956         (3,706)
  Advances from Federal Home Loan Bank ....................................       3,041         31,083
  Repayment of Federal Home Loan Bank advances ............................      (6,252)       (27,396)
  Increase in federal funds purchased .....................................        --               50
  Net increase in repurchase agreements ...................................         679          2,726
  Cash dividends ..........................................................        (485)          (405)
                                                                               --------       --------
        Net cash provided by financing activities .........................       4,939          2,352
                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ......................      (2,861)         4,208
        Cash and cash equivalents at beginning of period ..................      31,311         17,282
                                                                               --------       --------
        Cash and cash equivalents at end of period ........................    $ 28,450       $ 21,490
                                                                               ========       ========
Cash paid during the year for:
  Interest ................................................................    $  9,153       $  9,058
                                                                               ========       ========
  Income taxes ............................................................    $  1,628       $  1,078
                                                                               ========       ========
Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by foreclosure or substantively
    repossessed ...........................................................    $    336       $    510
                                                                               ========       ========
  Loans charged off, net of recoveries ....................................    $    175       $    322
                                                                               ========       ========
  Financed sales of real estate acquired by foreclosure ...................    $    267       $    193
                                                                               ========       ========

The accompanying notes are an integral part of these financial statements.

                            NORTHWAY FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

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

      The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.


2.    Allowance for Possible Loan Losses

      Analysis of the allowance for possible loan losses for the three month and nine month periods ended September 30, 1998 and 1997 is as follows:

                                               Nine Months       Three Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                             1998      1997      1998      1997
                                            ------    ------    ------    ------
                                                   (Dollars in thousands)

Balance beginning of period                 $4,156    $3,941    $4,344    $3,920
                                            ------    ------    ------    ------

Chargeoffs                                     381       505       131       149
Recoveries                                     206       183        38       103
                                            ------    ------    ------    ------

Net chargeoffs                                 175       322        93        46
                                            ------    ------    ------    ------

Provision for possible loan losses             405       395       135       140
                                            ------    ------    ------    ------

Balance at end of period                    $4,386    $4,014    $4,386    $4,014
                                            ======    ======    ======    ======

                            NORTHWAY FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

3.    Commitments and Contingencies

      At September 30, 1998, the Corporation had the following off-balance sheet financial instruments with contract amounts which represent credit risk:

                                    Contract or Notional Amount
                                       (Dollars in thousands)

Commitments to extend credit                 $35,010

Standby letters of credit and
financial guarantees written                 $   709

Commercial letters of credit                 $   -0-

Foreign exchange contracts                   $   -0-

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

      PNB is a national banking association organized under the laws of the United States. PNB has six banking offices in New Hampshire through which it provides a range of bank-related services.

                            NORTHWAY FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

5.    Supplemental Disclosure of Separate Results

      The Corporation's consolidated financial statements for periods prior to the Merger reflect the combined results of The Berlin City Bank and Pemi Bancorp, Inc. Supplemental disclosure of the separate results of BCB and PEMI for periods prior to the Merger are as follows:

                                             Berlin City    Pemi       Northway
                                                 Bank      Bancorp    Financial
                                             -----------   -------    ---------
                                            (In thousands except per share data)

July 1, 1997 to September 30, 1997
Net interest income                            $ 2,770     $ 1,603     $ 4,373
Net income                                         756         277       1,033
Net income per share                           $  0.44     $  0.16     $  0.60

January 1, 1997 to September 30, 1997
Net interest income                            $ 8,010     $ 4,615     $12,625
Net income                                       2,388         783       3,171
Net income per share                           $  1.38     $  0.45     $  1.83

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

      The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

      Certain statements in this Form 10-Q (including, without limitation, the discussion concerning Year 2000 compliance), in the Corporation's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Corporation, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, promulgated thereunder. The words "believe," "expect," "anticipate," "intend," "estimate," "project" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Corporation undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following important factors, among others, may have affected the Corporation and its subsidiaries in the past and could in the future affect the actual results of operations of the Corporation, and could cause the actual results of operations for subsequent periods to differ materially from those set forth in, contemplated by, or underlying any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, including the effect of the cost of such compliance; (ii) the timely resolution of the Year 2000 issue by the Corporation and its customers and suppliers, (iii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Corporation's organization, compensation and benefit plans;
(iv) the effect on the competitive position of the Corporation's subsidiaries within their respective market areas resulting from increased consolidation within the banking industry and increased competition from larger regional and out-of-state banking organizations, as well as from nonbank providers of various financial services; (v) the effect of unforeseen changes in interest, loan default and charge-off rates; (vi) changes in deposit levels necessitating increased borrowing to fund loans and investments; (vii) the effect of changes in the business cycle and downturns in the New Hampshire, New England, and national economies; (viii) the factors detailed in the section titled "Risk Factors" in the Corporation's Proxy Statement/Prospectus, dated Aug. 12, 1997; and (ix) changes in the assumptions used in making such forward-looking statements. Though the Corporation has attempted to list comprehensively these important factors, the Corporation wishes to caution investors that other factors may in the future prove to be important in affecting the Corporation's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

Financial Condition

      The Corporation's total assets at September 30, 1998 were $390 million compared to $378 million at December 31, 1997, a $12 million increase. Net loans, including loans held for sale, increased $12.8 million and investment securities decreased $2.3 million. Cash and cash equivalents decreased $2.9 million to $28.5 million. Total deposits increased $8.0 million. Federal Home Loan Bank advances decreased $3.2 million, and repurchase agreements increased $0.7 million. Other assets and other liabilities increased $4.2 million and $3.7 million respectively, primarily due to pending securities purchases at quarter end.

      The Corporation maintains an allowance for possible loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At September 30, 1998 the allowance for possible loan losses was $4.4 million, or 1.57% of total loans, as compared to $4.2 million, or 1.55% of total loans at December 31, 1997. The adequacy of the allowance for possible loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

      Nonperforming loans totaled $2.7 million as of September 30, 1998, compared to $1.8 million at December 31, 1997. The ratio of nonperforming loans to total loans was 0.96% as of September 30, 1998 compared to 0.70% at December 31, 1997 and the ratio of nonperforming assets to total assets was 0.69% as of September 30, 1998 compared to 0.53% at December 31, 1997.

Results of Operations

      The Corporation reported net income of $1.0 million, or $0.60 per common share, for the three months ended September 30, 1998, the same as the three months ended September 30, 1997. Net interest income increased $75,000 to $4.4 million which was the result of a reduction in interest expense associated primarily with a decrease in borrowed funds.

      Noninterest income increased $48,000 primarily as a result of an increase in gains on loan sales. Noninterest expense was $3.1 million for the third quarter 1998, an increase of $176,000 over the same period last year. The increase was principally attributable to increases in salaries and benefits expense, professional fees, and equipment expense. These increases were partially offset by the fact that there were no merger related expenses in 1998 compared to expenses of $308,000 in the third quarter of 1997. The provision for possible loan losses decreased to $135,000 for the three months ended September 30, 1998 as compared to $140,000 in 1997.

      The Corporation generated net income of $3.3 million, or $1.91 per common share, for the nine month period ended September 30, 1998 compared to net income of $3.2 million, or $1.83 per common share, for the same period in 1997. Net interest income for the nine months ended September 30, 1998 was $13.0 million, an increase of $387,000 over the same period in 1997. This improvement is primarily due to the shift of assets from investment securities into loans as well as a decrease in the Corporation's cost of funds and a lower level of FHLB advances.

       Noninterest income for the nine months ended September 30, 1998 increased $116,000 to $1.5 million primarily as a result of increased securities gains and improved gains on sales of loans. Total noninterest expense was $9.1 million for the nine months ended September 30, 1998 compared to $8.8 million for the same period last year. Increases in salaries and benefits expense, professional fees, and equipment expense were partially offset by a decrease in merger related expenses of $822,000. These increased expenses are a direct result of new branch openings, increases in lending staff, and the costs associated with converting to a new computer system. The provision for possible loan losses increased to $405,000 for the nine months ended September 30, 1998 from the $395,000 reported for the comparable period in 1997.

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

Capital

      The Corporation's Tier 1 and Total Risk Based Capital ratios were 16.62% and 17.87%, respectively, at September 30, 1998. The Corporation's leverage ratio at September 30, 1998 was 10.06%.

      As of September 30, 1998, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Impact of the Year 2000

      The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

      The Corporation has developed a Year 2000 strategic plan and a Year 2000 test plan. The Corporation has also appointed a dedicated Year 2000 project manager. Each of the Corporation's subsidiary banks have Year 2000 action teams. These teams and the Year 2000 project manager work together closely.

      The first phase of this project was to identify all information and non information technology systems, both in house and those provided by third party vendors. All systems have been identified.

      The second phase was to complete a risk analysis assessment of each information and non information technology system. This second phase is complete.

      The third phase is to renovate the information and non information technology systems based upon conclusions reached in the risk analysis assessment phase. Renovation of the Corporations' core operating hardware was completed on September 19, 1998. Renovation of the Corporations' core operating software was completed on October 10, 1998. Renovations to the remaining operating systems will be completed by March 31, 1999.

      The fourth phase is to validate the renovations to the systems. The testing and validating of the core operating systems are ongoing and expected to be completed by December 31, 1998. The Corporation has hired an outside independent third party to review the Corporation's validation and testing procedures. Testing and validation of the remaining systems is currently 20% complete, and the estimated completion date is March 31, 1999.

      The fifth phase is to implement the Year 2000 compliant systems. It is estimated that all systems will be operating on a compliant basis by June 30, 1999, although there can be no assurances in this regard.

      The Corporation has identified both customers and vendors with whom it, BCB or PEMI have a material relationship. Two vendors are considered to have material third party relationships with the Corporation. These two vendors provide the hardware and software, respectfully, used to run the Corporations' core operating systems. The risk that these third party relationships pose to the Corporation is considered low, primarily due to the fact that renovation, testing and validation of the core operating system is expected to be substantially complete by December 31, 1998.

      For those customers where a borrowing relationship exists, BCB and PEMI have each completed a customer risk assessment to determine the status of their Year 2000 efforts. BCB and PEMI have each allocated a portion of their reserve for loan and lease losses for those relationships where a determination has been made that the risk of the customer not being compliant with Year 2000 is high or medium and where the ability of such customers to service their debt is unknown at this time.

      The Corporation has developed a Year 2000 budget which includes administration, cost of new technology and the cost of testing. This budget indicates that the costs associated with Year 2000 compliance have not been and do not appear likely to be material to the Corporation's consolidated financial position, results of operations or cash flows.

      The Corporation does not currently have a contingency plan in place should the Corporation's worst case scenario, loss of electric power, occur. However, the Corporation has commenced developing a contingency plan. A contingency planning team has been appointed and is led by the Year 2000 project manager. The Corporation has hired an outside independent third party to assist the Corporation in preparing the contingency plan. There are four phases to the plan, the first two, organization planning guidelines and business impact analysis, are currently being developed. Completion of these two phases is expected to be completed by November 16, 1998. After these are complete, the third and fourth phases, the business resumption contingency plan and validation of the plan, will commence. The contingency plan will be substantially complete by December 31, 1998.

      Should the Corporation's worst case scenario, the loss of electric power, occur the Corporation will have in place an electric generator at its operations center. This will allow the Corporation to continue to run its core operating system. Transactions that would be performed at a number of the Corporation's locations would then have to be transported to the operations center for input. This would continue until such time as normal electric power is restored.

      The Year 2000 project manager provides progress reports to the Corporation's Executive Committee on a weekly basis. Additional progress reports are presented to the Boards of Directors of the Corporation, BCB and PEMI on a monthly basis.

      BCB and PEMI are subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, respectively. In the event the Corporation's efforts as described above fail to adequately resolve any such Year 2000 issues affecting BCB or PEMI, BCB or PEMI could be subject to formal supervisory or enforcement actions by their respective regulators.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Between December 31, 1997 and September 30, 1998, there were no material changes in the Corporation's market risk.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               Exhibit Number
                 (27)  Financial Data Schedule

         (b) The Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTHWAY FINANCIAL, INC.

      November 13, 1998            BY: \S\ William J. Woodward
                                       --------------------------------
                                           William J. Woodward
                                           President & CEO


      November 13, 1998            BY: \S\ Donald R. Hatt
                                       -------------------------------------
                                           Donald R. Hatt
                                           Senior Executive Vice President & COO
                                           (Principal Financial Officer)