Form 10-K
period 1998-12-31
NORTHWAY FINANCIAL INC
filed 1999-03-29
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (Fee Required)
      For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      (No Fee Required)

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
                             -----------------------
             (Exact name of registrant as specified in its charter)

      New Hampshire                                        04-3368579
      -------------                                        ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      9 Main Street
      Berlin, New Hampshire                                03570
      ---------------------                                -----
      Address of principal executive offices               (Zip Code)

                                 (603) 752-1171
                                 --------------
              (Registrant's telephone number, including area code)


      Securities Registered Pursuant to Section 12(b) of the Act:

      None

      Securities Registered Pursuant to Section 12(g) of the Act:

      Common Stock, Par Value $1.00

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares of common stock held by nonaffiliates of the registrant as of March 11, 1999 was 1,477,751 for an aggregate market value of $44,332,530.

      At March 11, 1999, there were 1,710,469 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

                           FORM 10-K TABLE OF CONTENTS

                            NORTHWAY FINANCIAL, INC.

                                     PART I
                                     ------

ITEM 1   Business...........................................................1

ITEM 2   Properties.........................................................7

ITEM 3   Legal Proceedings..................................................7

ITEM 4   Submission of Matters to a Vote of Security Holders................7

                                     PART II
                                     -------

ITEM 5   Market for the Registrant's Common Stock and Related Security
         Holder Matters.....................................................7

ITEM 6   Selected Financial Data............................................8

ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations. .......................................10

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk........10

ITEM 8   Financial Statements and Supplementary Material...................10

ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................10

                                    PART III
                                    --------

ITEM 10  Directors and Executives Officers of the Registrant...............10

ITEM 11  Executive Compensation............................................10

ITEM 12  Security Ownership of Certain Beneficial Owners and Management....11

ITEM 13  Certain Relationships and Related Transactions....................11

                                     PART IV
                                     -------

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...12

             Signatures....................................................13

                                     PART 1
                                     ------

ITEM 1.  BUSINESS

Description of Business

      Northway Financial, Inc. ("Northway") was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire chartered bank headquartered in Berlin, New Hampshire ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among Northway, BCB, and a subsidiary of BCB, and, thereafter, effecting the merger (the "Merger") by and among Northway, BCB and Pemi Bancorp, Inc. ("PEMI"), and its wholly owned subsidiary, Pemigewasset National Bank, a national bank headquartered in Plymouth, New Hampshire ("PNB"). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB, (collectively the "Banks"), became wholly owned subsidiaries of Northway. Unless the context otherwise requires, references herein to "Northway" include Northway Financial, Inc. and its consolidated subsidiaries.

      Northway and its bank subsidiaries derive substantially all of their revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium sized companies in New Hampshire. The Banks operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. Northway functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

      Northway is subject to regulation by the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, the Comptroller of the Currency of the United States, and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation."

      BCB, which was first organized in 1891, and PNB, which was first organized in 1881, are engaged in a general commercial banking business and offer commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit. During 1998, Northway, through the subsidiary banks, established an indirect lending business unit in Concord, New Hampshire. The unit is expected to substantially increase the volume of secured consumer installment loans originated by the Banks. The banks accept savings, time, demand, NOW and money market deposit accounts, and offer a variety of banking services including travelers checks, safe deposit boxes, Master Charge accounts, overdraft lines of credit and wire transfer services. The Banks have 14 automatic teller machines to allow customers limited banking services on a 24 hour basis.

      Northway is a legal entity separate and distinct from its subsidiaries. The right of Northway to participate in any distribution of assets or earnings of any subsidiary is subject to the prior claims of creditors of the subsidiary, except to the extent that claims, if any, of Northway itself as a creditor may be recognized. See "Supervision and Regulation".

      The following information concerning Northway's investment activities, lending activities, asset quality and allowance for loan losses should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing under Item 7 and Northway's Consolidated Financial Statements and Notes thereto.

Investment Activities

      The following table presents the carrying amount of Northway's investment securities available-for-sale and held-to-maturity as of December 31, 1998, 1997 and 1996 (dollars in thousands):

                                         1998         1997           1996
                                        -------     --------      --------
Available-for-sale:
  US Treasury and other
     US government agencies             $17,391     $ 11,929     $  20,479
  Mortgage-backed securities(1)          24,512       31,235        48,348
  Corporate notes                            --        5,000        13,068
  Foreign notes                              --           --         1,000
  Common and preferred stocks             2,741        2,796         2,284
  State and political subdivisions        3,885        4,143         3,259
  Other                                      --           --           190
                                        -------     --------      --------
                                         48,529       55,103        88,628
                                        -------     --------      --------

Held-to-maturity:
  US Treasury and other
     US government agencies             $    --     $     --      $    501
  Mortgage-backed securities(1)           5,501        8,400         9,943
  State and political subdivisions        1,008        2,912         1,755
                                        -------     --------      --------
                                          6,509       11,312        12,199
                                        -------     --------      --------
Total Investment Securities             $55,038     $ 66,415      $100,827
                                        =======     ========      ========

(1) Includes Collateralized Mortgage Obligations.

      The following table sets forth the amortized cost of Northway's debt obligations maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 1998 (dollars in thousands):

                                                         Maturities
                                    ------------------------------------------------------
                                                  One to     Five to     Over
Available-for-sale:                  Within       five       ten         ten      Total
                                     one year     years      years       years    Cost
                                     -------     ------    -------    -------     -------
US Treasury and other
  US government agencies             $   500     $6,002    $10,820    $    --     $17,322
Mortgage-backed
 securities (1)                          142      1,219     10,382     12,717      24,460
State and political subdivisions          --        662        222      2,792       3,676
                                     -------     ------    -------    -------     -------
                                     $   642     $7,883    $21,424    $15,509     $45,458
                                     =======     ======    =======    =======     =======
Market value                         $   642     $7,962    $21,451    $15,733     $45,788
                                     =======     ======    =======    =======     =======

Weighted average yield                 6.46%      6.37%      6.07%      6.44%       6.25%

                                                         Maturities
                                    ------------------------------------------------------
                                                  One to     Five to     Over
                                     Within       five       ten         ten      Total
Held-to-maturity:                    one year     years      years       years    Cost
                                     -------     ------    -------    -------     -------
Mortgage-backed securities(1)        $    22     $  659    $ 2,629    $ 2,155     $ 5,501
State and political subdivisions         225        783         --         --       1,008
                                     -------     ------    -------    -------     -------
                                     $   247     $1,478    $ 2,629    $ 2,155     $ 6,509
                                     =======     ======    =======    =======     =======
Market value                         $   247     $1,503    $ 2,630    $ 2,135     $ 6,515
                                     =======     ======    =======    =======     =======

Weighted average yield                 7.13%      7.23%      6.15%      6.26%       6.47%

(1) Includes Collateralized Mortgage Obligations

Lending Activities

   The following table sets forth information with respect to the composition of Northway's loan portfolio, excluding loans held for sale, as of December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in thousands):

                                                  December 31,
                               1998       1997        1996       1995        1994
                             --------   --------    --------   --------    -------
Real estate:
  Residential               $ 146,603  $ 152,041    $145,847   $139,941   $143,193
  Commercial                   77,680     61,873      43,901     37,595     34,120
  Construction                  4,118      5,664       2,329        363        517
Commercial                     25,874     21,460      27,293     24,283     25,277
Installment                    25,088     23,476      18,733     14,533     12,084
Other                           4,795      2,769       2,999      2,277      4,038
                            ---------  ---------    --------   --------   --------
  Total Loans                 284,158    267,283     241,102    218,992    219,229
Less:  Unearned income           (332)      (526)       (719)    (1,014)    (1,181)
Allowance for loan losses      (4,404)    (4,156)     (3,941)    (3,866)    (3,682)
                            ---------  ---------    --------   --------   --------
Net Loans                    $279,422   $262,601    $236,442   $214,112   $214,366
                             ========   ========    ========   ========   ========

The following table presents the maturity distribution of Northway's real estate construction and commercial loans at December 31, 1998 (dollars in thousands):
                                                     Percent of
                                              Amount      Total
               Within one year               $ 2,974       9.92%
             One to five years                11,465      38.22
               Over five years                15,553      51.86
                                             -------    -------
                                             $29,992     100.00%
                                             =======    =======

   Northway's real estate construction and commercial loans due after one year at December 31, 1998 were comprised of the following (dollars in thousands):

                                                      Amount
                   Fixed interest rate               $10,918
              Adjustable interest rate                16,100
                                                     -------
                                                     $27,018

Asset Quality

   At December 31, 1998, the amount of interest on nonaccrual and restructured loans that would have been recorded had the loans been paying in accordance with their original terms during 1998 was approximately $341,000. The amount of interest income on these loans included in net income in 1998 was approximately $293,000.

   At December 31, 1998, Northway had classified certain loans totaling $567,000. Such loans represent a higher degree of risk and could become non-performing loans in the future.

Analysis of the Allowance for Loan Losses

   The following table reflects activity in Northway's allowance for loan losses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in thousands):

                                                         Years ended December 31,
                                             1998       1997       1996       1995       1994
                                            ------     ------     ------     ------     ------
Balance at the beginning of period          $4,156     $3,941     $3,866     $3,682     $3,706
Charge-offs:
   Real estate                                 383        452        583        456        563
   Commercial                                   67        105         29        190        307
   Installment loans to individuals             74         48         27         29         30
   Credit card                                  --          1         11         21         20
    Other                                       --          6         --         --         --
                                            ------     ------     ------     ------     ------
      Total                                    524        612        650        696        920
                                            ------     ------     ------     ------     ------
Recoveries:
   Real estate                                 115        212        160        177         56
   Commercial                                   98         55         11         28        136
   Installment loans to individuals             17         19         28         11         26
   Credit card                                   2          4         14         12         18
    Other                                       --          2         --        --          --
                                            ------     ------     ------     ------     ------
      Total                                    232        292        213        228        236
                                            ------     ------     ------     ------     ------
Net charge-offs                                292        320        437        468        684
Provision charged to expense                   540        535        512        652        660
                                            ------     ------     ------     ------     ------
Balance at the end of period                $4,404     $4,156     $3,941     $3,866     $3,682
                                            ======     ======     ======     ======     ======

Ratio of net charge-offs to average loans    0.10%      0.13%      0.20%      0.32%      0.45%

Allocation of the Allowance for Loan Losses

   The following table sets forth the breakdown of Northway's allowance for loan losses in Northway's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                      December 31,
                  ----------------------------------------------------------------------------------------------------------------
                            1998                  1997                  1996               1995                    1994
                  ----------------------  ----------------------  --------------------  --------------------   -------------------
                           Percent of              Percent of             Percent of             Percent of             Percent of
                           loans in each           loans in each          loans in each        loans in each         loans in each
                           category to             category to            category to            category to           category to
                   Amount  total loans    Amount   total loans    Amount  total loans   Amount    total loans  Amount  total loans
                   ------  -----------    ------   -----------    ------  -----------   ------    -----------  ------  -----------
Commercial         $  651         9.1%    $  613          8.0%    $  582        11.3%   $  924          11.1%  $1,344        11.5%
Real estate:
   Commercial &
   Construction     1,325        28.8      1,251         25.3      1,186        19.2       675          17.2      375        15.6
   Residential      1,478        51.6      1,395         56.9      1,323        60.5     1,417          64.1    1,131        65.6
Installment           210         8.8        198          8.8        188         7.8       147           6.6      139         5.5
Other                  58         1.7         55          1.0         52         1.2        53           1.0       53         1.8
Unallocated           682         N/A        644          N/A        610         N/A       650           N/A      640         N/A
                   ------         ---     ------          ---     ------        ----    ------          ----   ------       -----
                   $4,404       100.0%    $4,156        100.0%    $3,941       100.0%   $3,866         100.0%  $3,682       100.0%
                   ======       =====     ======        =====     ======       =====    ======         =====   ======       =====

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

   With respect to the ability of a national bank to pay dividends, the Comptroller's approval is required if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The Comptroller also has authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The comptroller also has the power to prevent a national bank from engaging in unsafe or unsound practices or violating applicable laws in conducting its business.

   PNB is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

   BCB is organized under New Hampshire law and is subject to the regulations of the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, and the Federal Reserve Board. BCB's operations are subject to various requirements and restrictions under the laws of the United States and the State of New Hampshire, including those related to the maintenance of adequate levels of capital, the payment of dividends, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, investments and other activities of BCB.

   Both BCB and PNB are subject to the provisions of the "Community Reinvestment Act" (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by the institution, including those of low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public.

   An institution's CRA rating is taken into account by its regulators in considering various types of applications. In addition, an institution receiving a rating of Asubstantial noncompliance" is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act (the "FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies.

   The banking industry in the United States, which includes commercial banks, savings and loan associations, mutual savings banks, capital stock savings banks, credit unions, and bank and savings and loan holding companies, is part of the broader financial services industry which includes insurance companies, mutual funds, and the brokerage industry among others. In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced the financial services institutions to diversify their services, increase returns on deposits, and become more cost effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

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

   Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by Northway. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over Northway in pricing, delivery, and marketing of their products and services. It is not possible to assess what impact these changes in the regulatory scheme will have on Northway.

Government Monetary Policy

   Northway's banking subsidiaries are affected by the credit policies of monetary authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U. S. Government securities, changes in the discount and fed funds rates, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on the operations of financial institutions, including Northway and its subsidiaries, and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the impact of actions by monetary and fiscal authorities, make it difficult to predict the effect of future changes in interest rates, deposit levels or loan demand on the business and income of Northway and its subsidiaries.

Competition

   Northway's banking subsidiaries face significant competition in their respective market from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect Northway's ability to achieve its= financial goals. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by Northway.

   BCB and PNB compete in this environment by providing a broad range of financial services, competitive interest rates and a personal level of service that, combined, tend to retain the loyalty of its customers in its market areas against competitors with far larger resources. To a lesser extent, convenience of branch locations and hours of operations are also considered competitive advantages of the Banks.

Employees

   As of December 31, 1998, Northway and its subsidiaries had approximately 217 full-time and part-time employees. Northway considers its employee relations to be good.

ITEM 2.  PROPERTIES

   Northway operates 14 branch offices and a loan origination facility in the central and northern New Hampshire towns of Berlin, Conway (3), Gorham (2), Groveton, Littleton, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton and Concord. Eleven of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located in properties it owns. Northway leases three of its branches and the loan origination facility under five-year leases expiring between December 31, 2000 and April 21, 2003. Northway also operates a limited services facility at the Plymouth Regional High School. Eleven of Northway's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3.  LEGAL PROCEEDINGS

   Northway is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   No matters were submitted to a vote of stockholders during the quarter ended December 31,1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   Since the completion of the Merger, Northway's common stock has been traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market, and the dividends paid on the common stock:

                                              Price Per Share
                                --------------------------------------------
                                  Low         High      Dividends Per Share
                                ------       ------     -------------------

     1998     4th Quarter       $24.00       $30.00             $0.14
              3rd Quarter       $24.75       $35.25             $0.14
              2nd Quarter       $32.50       $36.00             $0.14
              1st Quarter       $29.75       $32.75                --
     1997     4th Quarter       $30.00       $37.50             $0.32

   On March 11, 1999, the closing sales price of the common stock on the Nasdaq National Market was $30.00 per share. As of such date, there were approximately 1,558 holders of record of the Northway common stock.

   Northway intends to continue to pay dividends on a quarterly basis subject to, among other things, the financial condition and earnings of Northway, capital requirements, and other factors, including applicable governmental regulations. No dividends will be payable unless declared by the Board of Directors and then only to the extent funds are legally available for the payment of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth the selected consolidated financial information of Northway for the five years in the period ended December 31, 1998. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 and Northway's Consolidated Financial Statements and Notes thereto. As a result of the Merger described under Item 1, the selected consolidated financial data for 1997, 1996, 1995 and 1994 reflects the combined results of operations and financial position of Northway Financial, Inc. and Pemi Bancorp, Inc. restated for such periods pursuant to the pooling of interests method of accounting. See Note 23 to the Consolidated Financial Statements.

At or for the years ended December 31,                1998         1997         1996         1995         1994
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets                                      $403,972     $377,866     $372,581     $357,917     $349,447
Investment securities available-for-sale            48,529       55,103       88,628       84,799       23,761
Investment securities held-to-maturity               6,509       11,312       12,199       15,377       81,021
Loans, net of unearned income                      283,826      266,757      240,383      217,978      218,048
Allowance for possible loan losses                   4,404        4,156        3,941        3,866        3,682
Real estate acquired by foreclosure
     or substantively repossessed                      158          222          202          492          665
Deposit purchase premium                               860        1,161        1,462        1,800        2,122
Deposits                                           350,921      322,063      322,315      310,388      304,983
Securities sold under agreements
     to repurchase                                   6,791        6,146        4,620        6,087        6,882
Stockholders= equity (1)                            40,956       37,526       33,663       31,102       26,113
Income Statement Data:
Net interest and dividend income                 $  17,535    $  17,027    $  15,717    $  15,493    $  14,521
Provision for possible loan losses                     540          535          512          652          660
Noninterest income                                   2,019        1,680        1,602        1,257        1,399
Noninterest expense                                 12,910       11,859       10,976       10,613       10,271
Net income                                           4,068        4,039        3,857        3,596        3,276
Per Common Share Data:
Net income                                       $    2.35    $    2.33    $    2.23    $    2.08    $    1.82
Cash dividends declared                               0.42         0.55         0.52         0.44         0.40
Book value                                           23.67        21.67        19.44        17.96        14.79
Tangible Book Value (1)                              23.18        21.00        18.59        16.92        13.59
Selected Ratios:
Return on average assets                             1.06%        1.07%        1.05%        1.02%        0.95%
Return on average equity                             10.25        11.14        12.04        12.71        11.75
Dividend payout                                      17.90        23.69        23.13        21.22        21.37
Average equity to average asset ratio                10.35         9.60         8.69         8.00         8.07

(1)  Stockholders= equity as of December 31, 1998, 1997, 1996, 1995 and 1994  has been reduced by deposit purchase premium.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" which begins on page B-1 of this Annual Report on Form 10-K and is hereby incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this Annual Report on Form 10-K and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

     The Consolidated Financial Statements of Northway listed in the index appearing under Item 14(a)(1) hereof are filed as part of this Annual Report on Form 10-K and are hereby incorporated by reference in this Item 8.
See also "Index to Consolidated Financial Statements" on page C-1 hereof.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees" and "Executive Officers" in Northway's definitive proxy statement to be delivered in connection with its 1999 Annual Meeting of Stockholders.

     Section 16(a) of the Securities Exchange Act of 1934 requires Northway's executive officers, directors and 10% shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers and directors are required by the SEC regulation to furnish Northway with copies of all Section 16(a) filings. During the 1997 fiscal year, Donald Hatt, Senior Executive Vice President failed to file Form 3 upon joining Northway. The Form 3 for Mr. Hatt was filed subsequently in 1999. Each of the following individuals inadvertently failed to file a Form 4 with respect to transactions in the Northway's common stock on a timely basis: Fletcher W. Adams, Vice Chairman of the Board, three occasions representing ten transactions; Peter H. Bornstein, Director, one occasion representing two transactions; Arnold P. Hanson, Director, two occasions representing four transactions; and Barry Kelley, Director, one occasion representing two transactions. Form 4's relating to each of the foregoing transactions were subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in Northway's definitive proxy statement to be delivered in connection with its 1999 Annual Meeting of Stockholders, provided however, that the "Report on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in Northway's definitive proxy statement to be delivered in connection with its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in Northway's definitive proxy statement to be delivered in connection with its 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements:

               Report of Independent Accountants

               Consolidated Balance Sheets as of  December 31, 1998 and 1997

               Consolidated Statements of Income for the fiscal years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules:

               None

         (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page A-1 hereof, which Exhibit Index is incorporated herein by reference.

     (b) Northway filed no Reports on Form 8-K during the quarter ended December 31, 1998.

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

RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net income of $4,068,000, or $2.35 per share, in 1998 as compared to net income of $4,039,000, or $2.33 per share, in 1997 and $3,857,000, or $2.23 per share, in 1996. Return on average assets was 1.06 percent in 1998, as compared to 1.07 percent and 1.05 percent for 1997 and 1996, respectively. During 1998 the Company continued to position itself for growth. The Company opened two new branches and created an indirect lending business unit. In addition, the Company has retained qualified personnel to ensure that the Company achieves its long term goals. These strategic investments resulted in increased noninterest expense which slowed the growth rate of the Company's earnings in 1998 and will continue to impact results of operations during at least the first half of 1999.

     The Company's results of operations are affected not only by its net interest income, but also by the level of its noninterest income, including gains and losses on the sales of loans and securities, noninterest expenses, changes in the provision for loan losses resulting from the Company's periodic assessment of the adequacy of its allowance for loan losses and income tax expense.

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

     The table on page B-3 presents average balances, income earned or interest paid, and average yields earned or rates paid on major categories of assets and liabilities for the years ended December 31, 1998, 1997, and 1996.

     Net interest income for 1998 increased $475,000, or 3 percent, over 1997 while increasing $1,350,000, or 8 percent, in 1997 over 1996.

     Interest income was relatively unchanged in 1998 after increasing $1,099,000, or 4 percent, in 1997. Earning assets on average increased by $2,448,999, or 1%, during 1998, however, the mix of earning assets continued to evolve creating a favorable volume variance. This favorable volume variance was offset by a 5 basis point decline in average yield on earning assets as a whole. A $17,079,000, or 7 percent, increase in the volume of average loans, offset by a 20 basis point decrease in yield, accounted for the $1,001,000, or 4 percent, increase in interest income on loans. Interest income on investment and mortgage-backed securities decreased $1,226,000, or 22 percent, from 1997 to 1998. This decrease resulted from a 22 percent decrease in the average balance of total investment and mortgage-backed securities and a 3 basis point decrease in yield.

     Total interest expense decreased by $461,000, or 4 percent, in 1998 due primarily to a 12 basis point decrease in rates paid on interest bearing liabilities combined with a modest decrease in average volume. The composition of interest bearing liabilities helped drive down interest cost as all categories of low cost funds increased while all categories of high cost funds declined. The most expensive sources of funds, Federal Home Loan Bank advances and other borrowed funds, declined by a combined 52 percent.

      Interest income in 1997 grew $1,099,000, or 4 percent, over 1996 as a result of a 3 percent increase in the volume of earning assets, and as a result of the change in the mix of assets. A $30,459,000, or 13 percent, increase in the volume of average loans and a 26 basis point decrease in yield accounted for the $2,207,000, or 10 percent, increase in interest income on loans. Interest income on investment and mortgage-backed securities decreased $1,195,000, or 18 percent, from 1996 to 1997. This decrease resulted from a 21 percent decrease in the average balance of total investment and mortgage-backed securities offset by a 20 basis point increase in yield.

     Total interest expense decreased by $251,000, or 2 percent, in 1997 due primarily to a 10 basis point decrease in rates paid on interest bearing liabilities combined with a modest increase in average volume. In addition, interest expense on certificates of deposit decreased 5 percent as a result of a 21 basis point decrease in rate.

     The trend in net interest income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin increased 10 basis points to 4.97 percent in 1998 after having increased 26 basis points to
4.87 percent in 1997. The increase in 1998's net interest margin was a function of the downward pricing of interest bearing liabilities, partially offset by the lower yields on earning assets. At the same time, the portion of interest earning assets funded by interest bearing liabilities in 1998 was 84 percent. In 1997 and 1996 the portion of interest earning assets funded by interest bearing liabilities was 85 percent and 87 percent, respectively.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect on interest rate movements. During 1998, the net interest rate spread increased 7 basis points to 4.33 percent from the 1997 spread of 4.26 percent as the cost of interest bearing liabilities declined 12 basis points while the yields earned on earning assets decreased 5 basis points. The increase in 1997 was 20 basis points from 4.06 percent in 1996. See the accompanying schedules entitled "Consolidated Average Balances, Interest Income/Expense and Average Yields/Rates" and "Consolidated Rate/Volume Variance Analysis" for more information.

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the annual cost of providing an allowance or reserve for anticipated future losses on loans. The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

     The Company incurred a $540,000 provision for loan losses in 1998 reflecting an increase of $5,000 from 1997. In 1997, the provision for loan losses increased $23,000 to $535,000 from $512,000 in 1996. The allowance for loan losses as a percentage of nonperforming loans decreased to 172.99 percent at December 31, 1998 compared to 227.35 percent at December 31, 1997.

     Although management utilizes its best judgement in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

     The following table sets forth the provisions and allowance for loan losses for the periods indicated.

                            Years Ended December 31,
(Dollars in thousands)      1998     1997      1996
----------------------------------------------------
Beginning allowance        $4,156   $3,941    $3,866
Provision for loan
   losses                     540      535       512
Loans charged-off            (524)    (612)     (650)
Recoveries                    232      292       213
                           ------   ------    ------
Net credit losses            (292)    (320)     (437)
                           ------   ------    ------
Ending allowance           $4,404   $4,156    $3,941
                           ======   ======    ======
Ending allowance as
     a percentage of loans  1.55%    1.56%     1.64%

NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits earned through investment and security sales.
     The following table sets forth the components of the Company's noninterest income:

                    Noninterest Income
------------------------------------------------------
                              Years Ended December 31,
(In thousands)                 1998     1997    1996
------------------------------------------------------
Service Charges on deposit
     account and fees         $  843  $  831  $  816
Securities gains, net            496     313     306
Other                            680     536     480
                              ------  ------  ------
Total noninterest income      $2,019  $1,680  $1,602
                              ======  ======  ======

     Fee income from service charges on deposit accounts increased 1 percent in 1998 and 2 percent in 1997. The improvement in both years was primarily related to the increase in both the number of accounts and balances outstanding in transaction deposit accounts.

     Net securities gains were $496,000 in 1998, compared to $313,000 in 1997. Investment securities gains in 1998 included net gains of $501,000 recorded on sales of equity securities compared to $548,000 in 1997. In 1996 net securities gains were $306,000 and included equity gains of $305,000.

     Other noninterest income (sources of which include credit card merchant and fee income, automated teller fees, and safe deposit fees) increased $144,000, or 27 percent, to $680,000 in 1998 following a 12 percent increase in 1997. The largest component of this increase was the institution of a service charge on noncustomer ATM users, which charges totaled approximately $72,000.

NONINTEREST EXPENSE

     Total noninterest expense increased $1,051,000, or 9 percent, during 1998 and $883,000, or 8 percent, in 1997. Excluding the one time amortization of reorganization cost and merger-related expenses, total noninterest expense increased $1,506,000, or 13 percent, during 1998 and $276,000, or 3 percent, in 1997. The increases in these expenses were due to the Company's plans to increase market share in existing markets and enter new markets. In 1998, these plans resulted in the opening of two branches and the creation of an indirect lending group.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND AVERAGE YIELDS/RATES
(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                              -----------------------1998-------------------      -------------------1997-------------------
                                                                 AVERAGE                                          Average
                                  AVERAGE           INCOME/       YIELD/              Average        Income/      Yield/
                                  BALANCE           EXPENSE        RATE               Balance        Expense       Rate
                              --------------   --------------- -------------      ------------------------------------------
Assets
  Interest earning assets:
    Federal funds sold          $    14,628      $        769          5.26%       $      9,720    $       528         5.43%
    Interest bearing deposits            87                 6          6.90                 114              8         7.02
    Investment and mortgage-
      backed securities (1) (5)      69,854             4,272          6.12              89,366          5,498         6.15
    Loans, net (1) (2)              274,826            24,351          8.86             257,747         23,350         9.06
                                -----------      ------------                      ------------    -----------

      Total interest earning
        assets (1)                  359,395            29,398          8.18%            356,947         29,384         8.23%
                                                 ------------       ========                       -----------      ========

Cash and due from banks              11,967                                              10,804
Allowance for loan losses            (4,323)                                             (4,323)
Premises and equipment                9,844                                               8,732
Other assets                          6,400                                               5,604
                                -----------                                        ------------
      Total assets              $   383,283                                        $    377,764
                                ===========                                        ============

Liabilities Interest bearing liabilities:
    Regular savings             $    65,126      $      1,519          2.33%       $     63,661    $     1,508         2.37%
    NOW and Super NOW                46,942               536          1.14              43,369            530         1.22
    Money market accounts            22,467               622          2.77              22,348            613         2.74
    Certificates of deposit         151,244             8,078          5.34             153,111          8,211         5.36
    Repurchase agreements             8,469               431          5.09               7,796            404         5.18
    Federal Home Loan Bank            5,972               360          6.03              12,139            728         6.00
    Other Borrowed funds                 --                --                               215             13         6.05
                                -----------      ------------                      ------------    -----------
      Total interest bearing
        liabilities                 300,220            11,546          3.85%            302,639         12,007         3.97%
                                                 ------------       ========                       -----------      ========

Noninterest bearing deposits         39,561                                              34,948
Other liabilities                     3,825                                               3,906
                                -----------                                        ------------
      Total liabilities             343,606                                             341,493

Stockholders' equity                 39,677                                              36,271
                                -----------                                        ------------
      Total liabilities and
        stockholders' equity    $   383,283                                        $    377,764
                                ===========                                        ============


Net interest income (1)                          $     17,852                                      $    17,377
                                                 ============                                      ===========

Interest spread (3)                                                    4.33%                                           4.26%
                                                                    ========                                        ========

Net interest margin (4)                                                4.97%                                           4.87%
                                                                    ========                                        ========

                             -------------------------1996-------------------
                                                                  Average
                                     Average         Income/       Yield/
                                     Balance         Expense        Rate
                                ---------------     -----------  -----------
Assets
  Interest earning assets:
    Federal funds sold            $      6,076     $       325         5.35%
    Interest bearing deposits            2,103             124         5.90
    Investment and mortgage-
      backed securities (1) (5)        112,443           6,693         5.95
    Loans, net (1) (2)                 227,288          21,143         9.30
                                  ------------     -----------

      Total interest earning
        assets (1)                     347,910          28,285         8.13%
                                                   -----------      ========

Cash and due from banks                  9,346
Allowance for loan losses               (3,982)
Premises and equipment                   8,409
Other assets                             7,036
                                  ------------
      Total assets                $    368,719
                                  ============

Liabilities Interest bearing liabilities:
    Regular savings               $     65,033     $     1,551         2.38%
    NOW and Super NOW                   42,438             533         1.26
    Money market accounts               23,428             644         2.75
    Certificates of deposit            155,223           8,651         5.57
    Repurchase agreements                6,568             358         5.45
    Federal Home Loan Bank               8,848             521         5.89
    Other Borrowed funds                    --              --
                                  ------------     -----------
      Total interest bearing
        liabilities                    301,538          12,258         4.07%
                                                   -----------      ========

Noninterest bearing deposits            31,889
Other liabilities                        3,253
                                  ------------
      Total liabilities                336,680

Stockholders' equity                    32,039
                                  ------------
      Total liabilities and
        stockholders' equity      $    368,719
                                  ============

Net interest income (1)                            $    16,027
                                                   ===========

Interest spread (3)                                                    4.06%
                                                                    ========

Net interest margin (4)                                                4.61%
                                                                    ========

(1) Reported on a tax equivalent basis
(2) Net of unearned income.  Includes nonperforming loans
(3) Interest spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities
(4) The net interest margin equals net interest income divided by total average interest earning assets.
(5) Average balances are calculated using the adjusted cost basis.

CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS
(In Thousands)
--------------------------------------------------------------------------------

                                                                         1998 Compared to 1997
                                                                            Increase (Decrease)
                                              ---------------------------------------------------------------------
                                                                              Due to Change in

                                                 Volume             Rate                Mix               Total

Interest and dividend income:
Federal funds sold                           $         267      $        (17)      $         (9)      $        241
Interest bearing deposits                               (2)               --                 --                 (2)
Investments and mortgage-
   backed securities                                (1,200)              (33)                 7             (1,226)
Loans                                                1,547              (512)               (34)             1,001
                                             -------------      ------------       ------------       ------------
Total interest and dividend income                     612              (562)               (36)                14
                                             -------------      ------------       ------------       ------------


Interest expense:

Regular savings accounts                                35               (23)                (1)                11
NOW and Super NOW accounts                              44               (35)                (3)                 6
Money market accounts                                    3                 6                 --                  9
Certificates of deposit                               (100)              (33)                --               (133)
Repurchase agreements                                   35                (7)                (1)                27
FHLB advances                                         (370)                4                 (2)              (368)
Other Borrowed funds                                   (13)               --                 --                (13)
                                             -------------      ------------       ------------       ------------
Total interest expense                                (366)              (88)                (7)              (461)
                                             -------------      ------------       ------------       ------------

Net interest and dividend income             $         978      $       (474)      $        (29)      $        475
                                             =============      ============       ============       ============

                                                                         1997 Compared to 1996
                                                                            Increase (Decrease)
                                              ---------------------------------------------------------------------
                                                                              Due to Change In

                                                Volume              Rate                Mix               Total

Interest and dividend income:
Federal funds sold                           $        193       $          6       $          4       $        203
Interest bearing deposits                            (117)                23                (22)              (116)
Investments and mortgage-
   backed securities                               (1,374)               225                (46)            (1,195)
Loans                                               2,833               (552)               (74)             2,207
                                             -------------      ------------       ------------       ------------
Total interest and dividend income                  1,535               (298)              (138)             1,099
                                             -------------      ------------       ------------       ------------

Interest expense:

Regular savings accounts                              (33)               (10)                --                (43)
NOW and Super NOW accounts                             11                (14)                --                 (3)
Money market accounts                                 (30)                (1)                --                (31)
Certificates of deposit                              (117)              (327)                 4               (440)
Repurchase agreements                                  67                (18)                (3)                46
FHLB advances                                         194                 10                  3                207
Other Borrowed funds                                   13                 --                 --                 13
                                             -------------      ------------       ------------       ------------
Total interest expense                                105               (360)                 4               (251)
                                             -------------      ------------       ------------       ------------

Net interest and dividend income             $      1,430       $         62       $       (142)      $      1,350
                                             ============       ============       ============       ============

     The following table sets forth information relating to the Company's noninterest expense during the periods indicated.

                              Years Ended December 31,
(In thousands)                1998     1997       1996
--------------------------------------------------------
Salaries and employee
   benefits                 $ 6,762  $  5,883   $  5,423
Occupancy and equipment       2,080     1,714      1,759
Amortization of deposit
   purchase premium             301       301        513
Amortization of reorgan-
   ization cost                 188        10         --
Directors' fees                 138       266        303
Stationery and supplies         470       374        360
Merger related expenses          --       643         36
Other                         2,971     2,668      2,582
                            -------  --------   --------
                            $12,910  $ 11,859   $ 10,976
                            =======  ========   ========

     Salaries and employee benefits increased $879,000 or 15 percent, from 1997 to 1998 and by $460,000, or 8 percent, from 1996 to 1997. These increases reflect staff additions in connection with the expansion of the retail franchise, increased mortgage banking and commercial lending activities as well as normal salary and wage increases.

     The Company expects the increases in salary and employee benefits expenses resulting from the Company's expansion initiatives in 1998 to continue in 1999 while the anticipated increases in revenue resulting from such initiatives will not begin to be realized until the second half of 1999. Consequently, results of operations could be adversely affected in the short-term.

     Amortization of deposit purchase premium in 1998 of $301,000 is consistent with the amount incurred in 1997. The decrease of $212,000 to $301,000 in 1997 versus $513,000 expensed in 1996 resulted from the Company's decision in 1996 to accelerate the amortization of the premium associated with the purchase of Home Bank's deposits.

     Amortization of reorganization cost of $188,000 in 1998 and merger related expense of $643,000 in 1997 are primarily related to the creation of the holding company, the related stock split, and the merger.

INCOME TAX EXPENSE

     The Company recognized $2,036,000, $2,274,000 and $1,974,000 in income tax expense for the years ended December 31, 1998, 1997, and 1996, respectively. The effective tax rate was 33.3% for 1998, 36.0% for 1997, and 33.9% for 1996. The Company recorded merger-related expenses of $643,000 in 1997. This one-time expense is non-deductible for tax calculations and was the principal reason for the increase in 1997's effective tax rate. For additional information relating to income taxes, see Note 16 to the Consolidated Financial Statements.

FINANCIAL CONDITION

ASSETS

     Total assets increased $26,106,000, or 7%, to $403,972,000 at December 31, 1998 versus $377,866,000 at December 31, 1997. The composition of earning assets has continued to change in order to meet corporate goals.

BALANCE SHEET HIGHLIGHTS
                                                       December 31,
(In thousands)           1998          1997            Change
-------------------------------------------------------------------
Total assets            $403,972      $377,866        $26,106
Earning assets           378,004       354,812         23,192
Securities                55,038        66,415        (11,377)
Loans, net of
  unearned income        283,826       266,757         17,069
Deposits                 350,921       322,063         28,858
Equity                    40,956        37,526          3,430

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

     The following table summarizes the Company's securities portfolio at December 31, 1998 and 1997, showing amortized cost and market value for each category:

December 31,                                   1998                1997
                                      Amortized    Market  Amortized    Market
(In thousands)                             Cost     Value       Cost     Value
--------------------------------------------------------------------------------
Securities available-for-sale:
   US Treasury and Government
      Agencies                          $17,322   $17,391   $ 11,873  $ 11,929
   Mortgage-backed securities            13,342    13,442     17,366    17,340
   Collateralized mortgage
     obligations                         11,118    11,070     14,171    13,895
   Corporate and foreign notes               --        --      5,008     5,000
   Common and preferred stocks            2,919     2,741      2,752     2,796
   State and political subdivisions       3,676     3,885      4,016     4,143
                                        -------   -------   --------  --------
    Total securities
      available-for-sale                $48,377   $48,529   $ 55,186  $ 55,103
                                        =======   =======   ========  ========

Securities held-to-maturity:
    Mortgage-backed securities          $ 5,501     5,485      8,400     8,354
   State and political subdivisions       1,008     1,030      2,912     2,943
                                        -------   -------   --------  --------
   Total securities held-to-
     maturity                           $ 6,509  $  6,515   $ 11,312  $ 11,297
                                        -------   -------   --------  --------
   Total securities                     $54,886  $ 55,044   $ 66,498  $ 66,400
                                        =======  ========   ========  ========

     Securities available-for-sale decreased $6,574,000 during 1998 to $48,529,000. The decrease in the portfolio reflects the Company's strategy to allow the securities portfolio amortization and sales to fund increased originations in the lending portfolios.

     The net unrealized gain on securities available-for-sale was $152,000 at December 31, 1998 as compared to a net unrealized loss of $83,000 in 1997. This was the result of a lower interest rate environment, and corresponding higher bond prices in 1998.

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

     Securities held to maturity comprise approximately 10 percent and 17 percent of the aggregate securities portfolio at December 31, 1998 and 1997, respectively. This is consistent with management's objective to maintain portfolio flexibility and liquidity by classifying most securities as available for sale.

     A portion of the securities portfolio is pledged to secure public deposits and short-term repurchase agreements. Refer to Note 3 for a further discussion of pledging.

LOANS

     Loans increased 6 percent in 1998 with most of the increase concentrated in commercial loans. The growth in the loan portfolio resulted from the Company's ongoing efforts to increase the loan portfolio through the origination of loans. The following table presents the composition of the loan portfolio:

                                    Percent                  Percent
(Dollars in thousands)      1998   of Total         1997    of Total
--------------------------------------------------------------------
Real estate
     Residential        $146,603      51.6%     $152,041       56.9%
     Commercial           77,680      27.4        61,873       23.1
     Construction          4,118       1.4         5,664        2.1
Commercial                25,874       9.1        21,460        8.0
Installment               25,088       8.8        23,476        8.9
Other                      4,795       1.7         2,769        1.0
                        --------     -----      --------      -----
                        $284,158     100.0%     $267,283      100.0%
                        ========     =====      ========      =====

     The loan portfolio mix changed significantly during the year. As of December 31, 1998, total commercial real estate and commercial loans represented
36.5 percent of the Company's loan portfolio, while residential real estate loans represented 51.6 percent. This compares with a commercial real estate and commercial loan percentage of 31.1 percent and residential real estate loan percentage of 56.9 percent in 1997. The 1998 increase in commercial real estate and commercial loan percentage reflects management's commitment to diversify the loan portfolio.

     Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and many are additionally secured by the guarantee of the Small Business Administration. Commercial real estate and commercial loans increased by $20,221,000 in 1998 as compared to 1997. The Company continues to emphasize commercial real estate and commercial loans in order to reduce the relative concentration of its loan portfolio in other types of loans.

     Residential real estate loans decreased $5,438,000 in 1998, a 4 percent decrease from 1997. The Company's strategy generally is to originate fixed-rate residential loans for sale to investors in the secondary market. The Company generally retains adjustable-rate loans in its portfolio but will, occasionally, retain some fixed-rate mortgages.

     Installment loans consist primarily of loans originated directly by the Company. The increase of $1,612,000, or 7 percent, in 1998 is a result of growth in home equity loans, automobile loans and recreational vehicle loans. Increased growth in installment loans is consistent with the Company's strategy to increase the percentage of installment loans in its portfolio.

     The Company's loans are primarily secured by real estate in New Hampshire. In addition, real estate acquired by foreclosure is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate acquired by foreclosure are susceptible to changing conditions in this market.

NONPERFORMING ASSETS

     Nonperforming assets were $2,704,000, or 0.67% of total assets, at December 31, 1998 as compared to $2,050,000, or 0.53% of total assets, at December 31, 1997.

     Nonperforming assets are comprised primarily of nonperforming loans, real estate acquired by foreclosure and loans substantively repossessed. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonperforming classification that are paying, but which have a weakness with respect to the collateral securing the loan.

     At December 31, 1998, nonperforming loans totaled $2,546,000, or 0.90% of total loans, compared to $1,828,000, or 0.70% of total loans, in 1997.

     Real estate acquired by foreclosure or substantively repossessed at December 31, 1998 was $158,000 compared to $222,000 in 1997.

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the reserve when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for loan losses charged to earnings is based on management's judgement of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses.

     The Company's allowance for loan losses increased $248,000 from December 31, 1997 to $4,404,000, or 1.55% of total loans, at December 31, 1998. The 1998 provision for loan losses was $540,000, $5,000 higher than the prior year level of $535,000. The increase was due primarily to the increased level of loans.

DEPOSITS AND BORROWINGS

     Total deposits at December 31, 1998 were $350,921,000, an increase of $28,858,000, or 9%, as compared to the $322,063,000 reported at December 31, 1997. The increase in deposits was due to the opening of two branches during the year as well as the retention of a significant short term deposit at December 31, 1998. For additional information see Note 9 to the Consolidated Financial Statements.

                        Components of Deposits
------------------------------------------------------------------
                                                   December 31,
(In thousands)                                    1998        1997
------------------------------------------------------------------
Demand                                        $ 45,808  $  39,710
Regular savings, NOW & Money Market            152,094    130,664
Time                                           153,019    151,689
                                              --------  ---------
   Total deposits                             $350,921   $322,063
                                              ========   ========

     Certificates of deposit of $100,000 or more are scheduled to mature as follows at December 31, 1998:

(In thousands)
--------------------------------------
  3 months or less            $ 3,164
  Over 3 to 6 months            5,179
  Over 6 to 12 months          10,163
  Over 12 months                5,442
                              -------
                              $23,948
                              =======

  The following table sets forth certain information concerning the Company borrowings at the dates indicated.

                                      December 31,
(In thousands)                       1998   1997
---------------------------------------------------
FHLB advances                     $ 3,111   $ 9,322
Repurchase agreements               6,791     6,146
                                  -------   -------
                                  $ 9,902   $15,544
                                  =======   =======

     FHLB advances declined as a non-deposit related interest-bearing funding source for the Company in 1998. During 1998, FHLB borrowings totaled $3,111,000, a decrease of $6,211,000 from the $9,322,000 reported at December 31, 1997. For additional information regarding FHLB advances, see Note 10 to the Consolidated Financial Statements.

     The increase in securities sold under agreements to repurchase of $645,000 was attributable to an increase in the Company's relationship with its municipal customers. For additional discussion of securities sold under agreements to repurchase, see Note 11 to the Consolidated Financial Statements.

CAPITAL

     The following table sets forth the Company's risk-based capital and leverage ratios:

                                      December 31,
(Dollars in thousands)               1998      1997
---------------------------------------------------
Risk-adjusted assets             $241,943  $223,332
Tier 1 risk-based
   capital (4% minimum)             16.53%    16.31%
Total risk-based
   capital (8% minimum)             17.78     17.56
Leverage ratio                      10.25      9.67

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

     The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage ratio. Tier 1 capital consists of stockholders' equity, net of intangible assets. Tier 2 capital consists of a limited amount of loss reserves. Tier 1 capital, total capital and leverage ratio do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 1998, all of the subsidiary banks of the Company were "well capitalized" as defined under the FDIC Improvement Act.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage the interest rate risk which arises from differences in the time of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive and in time frames with more liabilities repricing than assets it is liability sensitive. Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income.


     Interest rate risk is managed by the Company's Asset/Liability Committee which formulates strategies based on a desirable level of interest rate risk. In setting desirable levels of interest rate risk, the Committee evaluates the impact on earnings and capital caused by the current outlook on interest rates, potential changes in the outlook on interest rates and regional economies, liquidity, business strategies and other factors.

     The Asset/Liability Committee uses three key measurements to monitor interest rate risk: (i) the interest-rate sensitivity "gap" analysis (ii) a "rate shock" to measure earnings volatility due to an immediate increase or decrease in market rates of interest; and (iii) simulation of net interest income under alternative balance sheet and interest rate scenarios.

INTEREST RATE GAP ANALYSIS

                                       INTEREST SENSITIVITY PERIODS
----------------------------------------------------------------------------------------------------------

December 31, 1998        3 months       4 to 12        12 to 24       2 to 5         After 5
(Dollars in thousands)    or less        months          months        years           years         Total

Loans, net               $102,402     $  81,460        $ 34,452     $ 49,163       $  17,216      $284,693
Federal funds sold         36,475            --              --           --              --        36,475
Interest bearing
   deposits                    --            --              92           --              --            92
Securities                  7,198        13,675           6,522        9,816          19,865        57,076
Other assets                   --            --              --           --          25,636        25,636
                         --------     ---------         -------     --------        --------      --------
   Total assets          $146,075     $  95,135        $ 41,066     $ 58,979       $  62,717      $403,972
                         --------     ---------         -------     --------        --------      --------

Deposits                 $ 79,804     $ 109,487        $ 79,817     $ 36,005       $  45,808      $350,921
Repurchase agreements       1,330         2,677           2,784           --              --         6,791
Borrowed funds                 --           833             750        1,528              --         3,111
Other liabilities and
   stockholders' equity        --            --              --           --          43,149        43,149
                         --------     ---------         -------     --------        --------      --------
     Total liabilities
       and equity        $ 81,134     $ 112,997        $ 83,351     $ 37,533       $  88,957      $403,972
                         --------     ---------         -------     --------        --------      --------

Gap for period           $ 64,941     $ (17,862)       $(42,285)    $ 21,446       $ (26,240)
                         --------     ---------        --------     --------       ---------

Cumulative gap                        $ 47,079         $  4,794     $ 26,240              --
                                      =========        ========     ========       =========

As a percent of
    total assets             16.1%         11.7%            1.2%        6.5%

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

     The Company's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of December 31, 1998, the estimated exposure was 11.7% asset-sensitive (see table above). The one-year gap currently exceeds 10% due to the fact that the Company has been accumulating cash in anticipation of increased loan volume due to its indirect lending initiative.

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

  Utilizing an immediate rate shock simulation where interest rates increase 300 basis points, the most recent earnings simulation model projects net interest income for the next twelve months would increase by an amount equal to approximately 11.32%. The projection exceeds the Company's 10% policy limit due to the increased level of federal funds sold being maintained in anticipation of increased loan volume due to its indirect lending initiative.

  Additionally, duration and market value sensitivity are selectively utilized where they provide added value to the overall interest rate risk management process.

LIQUIDITY RISK

     Liquidity risk management involves the Company's and its subsidiaries' ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or, at contractual maturity, the repayment of debt as it matures, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee. At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include brokered deposits, deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

     Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, the purchase of treasury stock, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the subsidiary banks.

     As shown in the consolidated statements of cash flows, cash and cash equivalents increased by $20,020,000 during 1998. The principal cause for the increase was the deposit driven cash provided from financing activities of $22,509,000. Net cash used by investing activities of $6,732,000 was a result of continued loan growth offset by a net decline in investment securities. The net cash provided by operating activities provided the remainder of funding sources for 1998. The $4,243,000 of net cash provided by operating activities was attributable to net income of $4,068,000.

CAPITAL EXPENDITURES AND COMMITMENTS

     During 1998, the Company incurred approximately $1,600,000 in capital expenditures. These expenditures included $216,000 for leasehold improvements and furniture and equipment for the Company's branch in Tilton, New Hampshire. The Company completed its branch located in Conway Village, New Hampshire spending $451,000 on buildings and $158,000 for the purchase of furniture and equipment. Approximately $730,000 was spent for the completion of the Company's upgrade of its existing computer system. The remaining expenditures were for normal upgrades to existing property and equipment.

     Capital expenditures in 1997 totaled approximately $1,500,000 and consisted of $310,000 for the purchase of land and partial construction of the Company's branch location in Conway Village, New Hampshire. In addition, approximately $1,093,000 was spent for the Company's upgrade of its existing computer system. The remaining expenditures were related to normal upgrades to existing property and equipment.

     During 1999, the Company's estimated capital expenditure projections, excluding Year 2000 related expenditures, total $775,000. Approximately $250,000 will be spent to provide generators to three locations, Berlin, Plymouth and Conway Village, New Hampshire. These generators are being purchased as part of the Company's Disaster Recovery Plan. The Company has also allocated $150,000 for furniture, fixtures, equipment and leasehold improvements related to the Company's planned supermarket branch location in Gorham, New Hampshire. The remaining monies will be spent for normal upgrades to existing property, plant and equipment.

IMPACT OF THE YEAR 2000 ISSUE

     The statements in the following section include "Year 2000 readiness disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     There is considerable concern over the ability of many computer software programs to function when the year 2000 arrives. This concern arises because many existing programs use only the last two digits to refer to the year. As such, programs do not recognize the difference between a year that begins with "20" instead of the current "19."

     The Company has developed a Year 2000 strategic plan and a Year 2000 test plan. The Company appointed a dedicated Year 2000 project manager. Each of the Company's subsidiary banks have Year 2000 action teams. These teams and the Year 2000 project manager work together closely.

     The first phase of this project called for the identification of all information and non information technology systems, both in house and those provided by third party vendors. All systems have been identified.

     The second phase was to complete a risk analysis assessment of each information and non information technology system. This second phase is complete.

     The third phase is to renovate the information and non information technology systems to ensure Year 2000 compliance based upon conclusions reached in the risk analysis assessment phase. Renovation of the subsidiary banks' core operating hardware was completed on September 19, 1998. Renovation of the subsidiary banks' core operating software was completed on October 10, 1998. Renovations to the remaining operating systems are expected to be completed by March 31, 1999.

     The fourth phase is to validate the renovations to the system. The testing of the core operating systems was substantially completed by December 31, 1998. The Company has hired an outside independent third party to review the Company's validation and testing procedures. Testing and verification of the remaining systems are expected to be completed by March 31, 1999.

     The fifth phase is to implement the Year 2000 compliant systems. All systems are expected to be operating on a compliant basis by June 30, 1999.

     The Company has identified both customers and vendors with whom it has a material relationship and has determined that the risk that these third party relationships pose to the Company is considered low. For those customers where a borrowing relationship exists, the subsidiary banks have completed a customer risk assessment to determine the status of their Year 2000 efforts.

     The Company has developed a Year 2000 budget which includes administration, cost of new technology and the cost of testing. Total expenses from Year 2000 compliance are estimated to be $135,000. Actual expenses incurred in 1998 in association with Year 2000 compliance were $42,000 and 1999's projected expenses are $93,000.

     The development of a Business Resumption Contingency Plan, to deal with the Company's worst-case scenario, the loss of electric power, is well underway. Contingency Planning Teams have been appointed and are led by the Year 2000 project manager. An independent third party has been hired to assist the Company in preparing the contingency plan. There are four phases to the plan: organization planning guidelines, business impact analysis, business resumption contingency plan and validation of the plan. It is anticipated that the Business Resumption Contingency Plan will be completed by the regulatory milestone date of June 30, 1999.

     Should the Company's worst case scenario, the loss of electric power, occur, the Company will have in place an electric generator at its operation center. This should allow the Company to continue to run its core operating system. Transactions that would be per-formed at a number of the Company's locations would then have to be transported to the operations center for input. This would continue until such time as normal electric power is restored.

     The Year 2000 project manager provides progress reports to the Company's Executive Committee on a weekly basis. Additionally progress reports are presented to the Company's and the subsidiary banks' Boards of Directors on a monthly basis.

     The Company's subsidiary banks are subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, respectively. In the event the Company's efforts as described above fail to adequately resolve any such Year 2000 issues affecting the Company's subsidiary banks, the Company could be subject to formal supervisory or enforcement actions by their respective regulators.

FORWARD LOOKING INFORMATION

     Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, plans related to products or services of the Company and its subsidiaries, and the statements made in the preceding Year 2000 discussion. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Company's products and services, competitive factors in the industries in which the company competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, and the Company's handling of the Year 2000 issues.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

                                            INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................C-2

Consolidated Balance Sheets as of  December 31, 1998 and 1997...............C-3

Consolidated Statements of Income for the fiscal years
ended December 31, 1998, 1997 and 1996......................................C-4

Consolidated Statements of Changes in Stockholders' Equity
for the fiscal years ended December 31, 1998, 1997 and 1996.................C-5

Consolidated Statements of Comprehensive Income for the
fiscal years ended December 31, 1998, 1997 and 1996.........................C-6

Consolidated Statements of Cash Flows for the fiscal years
ended December 31, 1998, 1997 and 1996......................................C-7

Notes to Consolidated Financial Statements..................................C-9

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

                       SHATSWELL, MacLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                     THE BOARD OF DIRECTORS AND STOCKHOLDERS
                            NORTHWAY FINANCIAL, INC.

    We have audited the accompanying consolidated balance sheets of Northway Financial, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Shatswell, MacLeod & Company, P.C.
SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 20, 1999

CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 1998 and 1997 (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------

                                                                                 1998                 1997
                                                                            -----------------    -----------------
Assets

Cash and due from banks (note 2)                                               $      14,856        $      12,086
Federal funds sold                                                                    36,475               19,225
Interest bearing deposits                                                                 92                   85
Investment securities available-for-sale, amortized cost of
   $48,377 in 1998 and $55,186 in 1997 (notes 3 and 11)                               48,529               55,103
Investment securities held-to-maturity, market value of
   $6,515 in 1998 and $11,297 in 1997 (note 3)                                         6,509               11,312
Federal Home Loan Bank stock, at cost                                                  1,958                1,958
Federal Reserve Bank stock, at cost                                                       80                   80
Loans held for sale                                                                      535                  292
Loans (notes 4, 5 and 6)                                                             284,158              267,283
   Unearned income                                                                      (332)                (526)
   Allowance for loan losses (note 5)                                                 (4,404)              (4,156)
                              -                                                -------------        -------------
      Loans, net                                                                     279,422              262,601
Real estate acquired by foreclosure or substantively
    repossessed (note 7)                                                                 158                  222
Accrued interest receivable                                                            1,846                1,971
Deferred income tax asset, net (note 16)                                               1,222                1,500
Premises and equipment, net (note 8)                                                   9,963                9,187
Deposit purchase premium, net (note 12)                                                  860                1,161
Other assets                                                                           1,467                1,083
                              -                                                -------------        -------------
     Total assets                                                              $     403,972        $     377,866
                                                                               =============        =============

Liabilities and Stockholders' Equity

Liabilities:
  Deposits (note 9)                                                            $     350,921        $     322,063
  Securities sold under agreements to repurchase (note 11)                             6,791                6,146
  Federal Home Loan Bank advances (note 10)                                            3,111                9,322
  Other liabilities                                                                    2,193                2,809
                              -                                                -------------        -------------
     Total liabilities                                                               363,016              340,340
                              -                                                -------------        -------------

Commitments and contingencies (notes 8, 18, and 19)                                       --                   --

Stockholders' equity (note 14):
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued                                                              --                   --
  Common stock, $1.00 par value; 9,000,000 shares authorized,
     1,731,969 issued and 1,729,969 outstanding in 1998 and
     1,731,969 issued and outstanding in 1997                                          1,732                1,732
  Surplus                                                                              2,101                2,101
  Retained earnings                                                                   37,084               33,744
  Treasury stock, at cost (2,000 shares)                                                 (55)                  --
  Accumulated other comprehensive income (loss), net of tax (note 3)                      94                  (51)
                              -                                                -------------        -------------
      Total stockholders' equity                                                      40,956               37,526
                              -                                                -------------        -------------
      Total liabilities and stockholders' equity                               $     403,972        $     377,866
                                                                               =============        =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------

                                                             1998          1997           1996
                                                          ---------      ---------      ---------
Interest and dividend income:
  Loans                                                   $  24,313      $  23,210      $  21,079
  Investment securities available-for-sale                    3,311          4,301          5,398
  Investment securities held-to-maturity                        682            987          1,049
  Federal funds sold                                            769            528            325
  Interest bearing deposits                                       6              8            124
                                                          ---------      ---------      ---------

    Total interest and dividend income                       29,081         29,034         27,975
                                                          ---------      ---------      ---------

Interest expense:
  Deposits (note 9)                                          10,755         10,861         11,378
  Borrowed funds                                                791          1,146            880
                                                          ---------      ---------      ---------

    Total interest expense                                   11,546         12,007         12,258
                                                          ---------      ---------      ---------

    Net interest and dividend income                         17,535         17,027         15,717

Provision for loan losses (note 5)                              540            535            512
                                                          ---------      ---------      ---------

    Net interest and dividend income after
      provision for loan losses                              16,995         16,492         15,205
                                                          ---------      ---------      ---------

Noninterest income:
  Service charges on deposit accounts and fees                  843            831            816
  Securities gains (losses), net (note 3)                       496            313            306
  Other                                                         680            536            480
                                                          ---------      ---------      ---------

    Total noninterest income                                  2,019          1,680          1,602
                                                          ---------      ---------      ---------

Noninterest expense:
  Salaries and employee benefits (note 17)                    6,762          5,883          5,423
  Office occupancy and equipment                              2,080          1,714          1,759
  Amortization of deposit purchase premium                      301            301            513
  Amortization of reorganization cost                           188             10             --
  Merger related expenses                                        --            643             36
  Other (note 15)                                             3,579          3,308          3,245
                                                          ---------      ---------      ---------

    Total noninterest expense                                12,910         11,859         10,976
                                                          ---------      ---------      ---------

    Income before income taxes                                6,104          6,313          5,831

Income tax expense (note 16)                                  2,036          2,274          1,974
                                                          ---------      ---------      ---------

    Net income                                            $   4,068      $   4,039      $   3,857
                                                          =========      =========      =========

Earnings per common share                                 $    2.35      $    2.33      $    2.23
                                                          =========      =========      =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Accumulated
                                                                                                        Other
                                                                                                    Comprehensive      Total
                                              Common                     Retained      Treasury        Income      Stockholders'
                                               Stock        Surplus      Earnings       Stock          (Loss)        Equity

Balance at December 31, 1995                 $ 1,732       $ 2,101       $27,697           $--        $  (433)       $31,097
Net income                                      --            --           3,857          --             --            3,857
Net change in unrealized loss on
securities available-for-sale, net of tax       --            --            --            --             (399)          (399)
Cash dividends declared ($0.52 per share)       --            --            (892)         --             --             (892)
                                             -------       -------       -------       -------        -------        -------
Balance at December 31, 1996                   1,732         2,101        30,662          --             (832)        33,663
Net income                                      --            --           4,039          --             --            4,039
Net change in unrealized loss on
securities available-for-sale, net of tax       --            --            --            --              781            781
Cash dividends declared ($0.55 per share)       --            --            (957)         --             --             (957)
                                             -------       -------       -------       -------        -------        -------
Balance at December 31, 1997                   1,732         2,101        33,744          --              (51)        37,526
Net income                                      --            --           4,068          --             --            4,068
Net change in unrealized loss on
securities available-for-sale, net of tax       --            --            --            --              145            145
Treasury stock purchased                        --            --            --             (55)          --              (55)
Cash dividends declared ($0.42 per share)       --            --            (728)         --             --             (728)
                                             -------       -------       -------       -------        -------        -------
Balance at December 31, 1998                 $ 1,732       $ 2,101       $37,084       $   (55)       $    94        $40,956
                                             =======       =======       =======       =======        =======        =======

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------
For the years ended December 31,

1996
Net income                                                             $  3,857
Other comprehensive income:
Net unrealized holding loss on securities
available-for-sale, net of tax benefit of $259                             (399)
                                                                       --------
Comprehensive income                                                   $  3,458
                                                                       ========

1997
Net income                                                             $  4,039
Other comprehensive income:
Net unrealized holding gain on securities
available-for-sale, net of tax expense of $492                              781
                                                                       --------
Comprehensive income                                                   $  4,820
                                                                       ========

1998
Net income                                                             $  4,068
Other comprehensive income:
Net unrealized holding gain on securities
available-for-sale, net of tax expense                                      145
                                                                       --------
Comprehensive income                                                   $  4,213
                                                                       ========



Reclassification disclosure for the year ended December 31, 1998:

Net unrealized gains on available-for-sale securities                  $    731
Less reclassification adjustment for realized gains in net income           496
                                                                       --------
Other comprehensive income before income tax effect                         235
Income tax expense                                                           90
                                                                       --------
Other comprehensive income, net of tax                                 $    145
                                                                       ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------

                                                                                      1998            1997        1996
                                                                                  ---------------------------------------
Cash flows from operating activities:
  Net income                                                                        $    4,068     $   4,039     $  3,857
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for:
        Loan losses                                                                        540           535          512
        Depreciation and amortization                                                    1,122           992        1,173
        Deferred income taxes                                                              188            56          (11)
   Write down of real estate acquired by foreclosure                                         5            58           54
   Gains on sales of investment securities available-for-sale,  net                       (496)         (313)        (306)
   Loss on sale of premises and equipment                                                   --            45           --
   Amortization of premium and accretion of (discount)
       on investment and mortgage-backed securities, net                                   116           230          449
   Decrease in unearned income, net                                                       (194)         (193)        (294)
   Gains on sales of real estate acquired by foreclosure
        or substantively repossessed                                                       (45)          (56)         (88)
   Net (increase) decrease in loans held for sale                                         (243)         (234)          86
   Decrease (increase) in accrued interest receivable                                      125           640           (5)
   Increase in other assets                                                               (327)         (380)        (130)
   (Decrease) increase in other liabilities                                               (616)           97          186
                                                                                    ----------     ---------     --------
        Net cash provided by operating activities                                        4,243         5,516        5,483
                                                                                    ----------     ---------     --------
Cash flows from investing activities:
  Net (increase) decrease in interest bearing deposits                                      (7)          194        2,195
  Proceeds from sales of investment securities available-for-sale                        4,344        28,446        3,223
  Proceeds from maturities of investment securities held-to-maturity                     7,487         8,855        9,956
  Proceeds from maturities of investment securities available-for-sale                  20,107        17,817       11,137
  Purchase of investment securities available-for-sale                                 (24,558)      (15,050)     (23,305)
  Purchase of Federal Home Loan Bank stock                                                  --          (136)          --
  Purchase of investment securities held-to-maturity                                    (7,017)       (8,036)      (6,910)
  Principal payments received on investment securities held-to-maturity                  4,269            --           35
  Principal payments received on investment securities available-for-sale                7,360         3,735        4,413
  Net increase in loans                                                                (17,473)      (26,901)     (22,706)
  Proceeds from sales of real estate acquired by
    foreclosure or substantively repossessed
    and principal payments received on OREO                                                353           378          486
  Proceeds from sale of premises and equipment                                              --           296           --
  Additions to premises and equipment                                                   (1,597)       (1,454)      (1,099)
                                                                                    ----------     ---------     --------
        Net cash (used)/provided by investing activities                                (6,732)        8,144      (22,575)
                                                                                    ----------     ---------     --------
Cash flows from financing activities:
  Net increase in demand deposits
     NOW, savings and money market accounts                                             27,528         1,957        7,676
  Net increase (decrease) in time deposits                                               1,330        (2,208)      (2,507)
  Cash received from acquisition of branch                                                  --            --        6,355
  Advances from Federal Home Loan Bank                                                   3,327        42,467       39,814
  Repayment of Federal Home Loan Bank advances                                          (9,538)      (41,848)     (38,603)
  Net increase (decrease) in repurchase agreements                                         645         1,526       (1,467)
  Net (decrease) increase in other borrowed funds                                           --          (221)         221
  Purchases of treasury stock                                                              (55)           --           --
  Cash dividends paid                                                                     (728)       (1,304)        (802)
                                                                                    ----------     ---------     --------
        Net cash provided by financing activities                                       22,509           369       10,687
                                                                                    ----------     ---------     --------
Net increase (decrease) in cash and cash equivalents                                    20,020        14,029       (6,405)
        Cash and cash equivalents at beginning of period                                31,311        17,282       23,687
                                                                                    ----------     ---------     --------
        Cash and cash equivalents at end of period                                  $   51,331     $  31,311     $ 17,282
                                                                                    ==========     =========     ========

Cash paid during the year for:
  Interest                                                                          $   12,068     $  11,802     $ 11,957
                                                                                    ==========     =========     ========

  Income taxes                                                                      $    2,097     $   2,383     $  2,104
                                                                                    ==========     =========     ========

Supplemental disclosures of non-cash activities:
  Loans transferred to real estate acquired by
    foreclosure or substantively repossessed                                        $      524     $     603     $    305
                                                                                    ==========     =========     ========

  Loans transferred to other personal property owned                                $       57     $      19     $     --
                                                                                    ==========     =========     ========

  Loans charged off, net of recoveries                                              $      292     $     320     $    437
                                                                                    ==========     =========     ========

  Financed sales of real estate acquired by foreclosure                             $      231     $     203     $    141
                                                                                    ==========     =========     ========

  Real estate acquired by foreclosure or substantively repossessed
    transferred to loans                                                            $       44     $      --     $     --
                                                                                    ==========     =========     ========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------

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

   The Pemigewasset National Bank (PNB) is a federally chartered bank headquartered in Plymouth, New Hampshire. PNB operates its business from five banking offices located in New Hampshire. PNB is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer loans and small business loans.

BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCB and PNB. All significant intercompany accounts and transactions have been eliminated in the consolidation.

   The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

   In preparing the financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses and valuation of real estate acquired by foreclosure.

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

RECLASSIFICATIONS

   Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

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

LOANS HELD FOR SALE

   Loans held for sale in the secondary market are generally identified as such at origination and are stated at the lower of aggregate cost or market. Market value is based on outstanding investor commitments. When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method. All loans sold are without recourse to the Company.

LOANS

   Loans are carried at the principal amounts outstanding, net of any unearned income. Unearned income includes loan origination fees, net of direct loan origination costs, and discounts on purchased loans. This income is deferred and recognized as adjustments to loan income over the contractual life of the related notes using a method the result of which approximates that of the interest method. Loans are placed on nonaccrual when payment of principal or interest is considered to be in doubt or is past due 90 days or more. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Previously accrued income on nonaccrual loans that has not been collected is reversed from current income, and subsequent cash receipts are recorded as income. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is maintained at a level considered adequate by management on the basis of many factors including the risk characteristics of the portfolio, trends in loan delinquencies and an assessment of existing economic conditions. Management believes that the allowance for loan losses is adequate. Additions to the allowance are charged to earnings; realized losses, net of recoveries, are charged directly to the allowance.

   While management uses available information in establishing the allowance for loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the estimates used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the banks' allowances for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgements different from those of management.

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

EARNINGS PER SHARE

   In the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share" (EPS) issued by the Financial Accounting Standards Board. This statement simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of Basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no material effect on the Company's 1998 and 1997 financial statements and EPS for 1996 financial statements did not need to be restated.

NOTE 2 CASH AND DUE FROM BANKS

   Cash and due from banks at December 31, 1998 and 1997 includes $2,308,000 and $2,284,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

NOTE 3 INVESTMENT AND MORTGAGE-BACKED SECURITIES

   The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities at December 31, 1998 follows: (In thousands)

                                     Gross      Gross
                                   Amortized  Unrealized unrealized    Market
                                      Cost      Gains      Losses       Value
                                   ---------  ---------- ----------    ------
Available-for-sale:
US Treasury and other
  US government agencies            $17,322     $  93      $   24      $17,391
Common and preferred stocks           2,919       118         296        2,741
Mortgage-backed securities           13,342       120          20       13,442
Collateralized mortgage obligations  11,118        14          62       11,070
State and political subdivisions      3,676       209          --        3,885
                                    -------     -----      ------      -------
                                    $48,377     $ 554      $  402      $48,529
                                    =======     =====      ======      =======
Held-to-maturity:
Mortgage-backed securities          $ 5,501     $  16      $   32      $ 5,485
State and political subdivisions      1,008        22          --        1,030
                                    -------     -----      ------      -------
                                    $ 6,509     $  38      $   32      $ 6,515
                                    =======     =====      ======      =======

   The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities at December 31, 1997 follows: (In thousands)
                                      Gross      Gross
                                   Amortized  Unrealized unrealized    Market
                                      Cost      Gains      Losses       Value
                                   ---------  ---------- ----------    ------
Available-for-sale:
US Treasury and other
  US government agencies            $11,873     $  66      $   10      $11,929
Corporate notes                       5,008         3          11        5,000
Common and preferred stocks           2,752       206         162        2,796
Mortgage-backed securities           17,366        99         125       17,340
Collateralized mortgage obligations  14,171        --         276       13,895
State and political subdivisions      4,016       127        --          4,143
                                    -------     -----      ------      -------
                                    $55,186     $ 501      $  584      $55,103
                                    =======     =====      ======      =======
Held-to-maturity:
Mortgage-backed
  securities                        $ 8,400     $  20      $   66      $ 8,354
State and political
  subdivisions                        2,912        31          --        2,943
                                    -------     -----      ------      -------
                                    $11,312     $  51      $   66      $11,297
                                    =======     =====      ======      =======

   The contractual maturity distribution of investments in debt obligations at December 31, 1998 follows: (In thousands)

                                                            One to    Five to       Over
                                                   Within    five       ten          ten       Total
                                                  one year   years     years        years       cost
                                                  -------   ------    -------      -------     -------
Available-for-sale:
US Treasury and other US government agencies      $   500   $6,002    $10,820      $    --     $17,322
Mortgage-backed securities                            142    1,219        929        11,052     13,342
Collateralized mortgage obligations                    --       --      9,453         1,665     11,118
State and political subdivisions                       --      662        222         2,792      3,676
                                                  -------   ------    -------      -------     -------
                                                  $   642   $7,883    $21,424      $15,509     $45,458
                                                  =======   ======    =======      =======     =======
Market value                                      $   642   $7,962    $21,451      $15,733     $45,788
                                                  =======   ======    =======      =======     =======

                                                            One to    Five to       Over
                                                   Within    five       ten          ten       Total
                                                  one year   years     years        years       cost
                                                  -------   ------    -------      -------     -------
Held-to-maturity:
Mortgage-backed securities                        $    22   $  695    $ 2,629      $ 2,155     $ 5,501
State and political subdivisions                      225      783         --           --       1,008
                                                  -------   ------    -------      -------     -------
                                                  $   247   $1,478    $ 2,629      $ 2,155     $  6,509
                                                  =======   ======    =======      =======     ========
Market value                                      $   247   $1,503    $ 2,630      $ 2,135     $  6,515
                                                  =======   ======    =======      =======     ========

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

                                                    1998                    1997                  1996
                                              -----------------      ------------------    -------------------
                                              Realized Realized      Realized  Realized    Realized   Realized
                                               Gains    Losses         Gains    Losses       Gains     Losses
                                              -------   ------         -----     ----        ------    -------
Investments:
 Debt                                         $    --   $   --         $  31     $178        $    1    $    --
 Equity                                           523       22           548       --           325         20
Mortgage-backed securities available-for-sale      --        5            88      176            --         --
                                              -------   ------         -----     ----        ------    -------
                                              $   523   $   27         $ 667     $354        $  326    $    20
                                              =======   ======         =====     ====        ======    =======

  Investment securities totaling $22,414,000 and $24,588,000 were pledged to secure public deposits, repurchase agreements and treasury, tax and loan accounts at December 31, 1998 and 1997, respectively.

NOTE 4 LOANS

   Loans at December 31 were comprised of the following: (In thousands)

                                    1998                1997
                                  --------            --------
Real Estate:
 Residential                      $146,603            $152,041
 Commercial                         77,680              61,873
 Construction                        4,118               5,664
Commercial                          25,874              21,460
Installment                         25,088              23,476
Other                                4,795               2,769
                                  --------            --------
     Total loans                   284,158             267,283
Less: Unearned income                 (332)               (526)
         Allowance for
          loan losses (note 5)      (4,404)             (4,156)
                                  --------            --------
                                  $279,422            $262,601
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

   An analysis of activity in such loans for the years ended December 31, 1998 and 1997 follows: (In thousands)

                                    1998                1997
                                  --------            --------
Balance at beginning of year      $  1,692            $  1,361
 New loans                             867               1,138
 Repayments                           (947)               (782)
 Change in status of
    officers and directors             (63)                (25)
                                  --------            --------
Balance at end of year            $  1,549            $  1,692
                                  ========            ========

  The Company's lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors ability to repay is dependent upon the economic conditions prevailing in New Hampshire.

  Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of the loans totaled $12,007,000 and $4,715,000 at December 31, 1998 and 1997, respectively.

  In 1998 and 1997 the Company sold mortgage loans totaling $7,787,000 and $2,209,000 and retained the servicing rights. The fair value of those rights is not material and has not been recognized in the 1998 and 1997 financial statements.

NOTE 5 ALLOWANCE FOR LOAN LOSSES

   Changes in the allowance for loan losses at December 31 follows: (In thousands)

                                     1998            1997            1996
                                  --------         --------        --------
Balance at beginning of year      $  4,156         $  3,941        $  3,866
Provision charged to expense           540              535             512
Recoveries on loans
 previously charged-off                232              292             213
Loans charged-off                     (524)            (612)           (650)
                                  --------         --------        --------
Balance at end of year            $  4,404         $  4,156        $  3,941
                                  ========         ========        ========

NOTE 6 IMPAIRED LOANS
  Restructured, accruing loans entered into prior to the adoption of SFAS No. 114 and 118 are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms at adoption of FASB No. 114. Restructured, accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure these loans may be removed from the impaired loan disclosure provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms.

   At December 31, 1998 and 1997, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impairedbased on the terms specified by the restructuring agreement totaled $1,151,000 and $1,184,000, respectively. The gross interest income that would have been recorded in the years ended December 31, 1998 and 1997 if such restructured loans had been current in accordance with their original terms was $105,000 and $111,000, respectively. The amount of interest income on such restructured loans that was included in net income for the years ended December 31, 1998 and 1997 was $90,000 and $96,000, respectively.

  The recorded investment in loans that are considered to be impaired under FASB No. 114 was $415,000 and $211,000 for the years ended December 31, 1998 and 1997, respectively, for which the related allowance for loan losses is $19,000 and $0, respectively. All of the Company's impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. The average recorded investment in impaired loans during the twelve months ended December 31, 1998 and 1997 was approximately $316,000 and $555,000, respectively. For the twelve months ended December 31, 1998 and 1997 the Company recognized interest income on those impaired loans of $10,000 and $16,000 which included $0 and $4,000 of interest income recognized using the cash basis of income recognition, respectively.

NOTE 7 REAL ESTATE ACQUIRED BY FORECLOSURE

   Real estate acquired by foreclosure or substantively repossessed at December 31 follows: (In thousands)

                                    1998                1997
                                  --------            --------
Commercial real estate            $    100            $   --
Residential homes                       28                 112
Mobile home on land                     30                --
Condominiums                          --                    96
Land                                  --                    14
                                  --------            --------
                                  $    158            $    222
                                  ========            ========

  The aforementioned balances include $58,000 and $59,000 of collateral substantively repossessed at December 31, 1998 and 1997, respectively.

  Sales by the Company resulted in gains of $45,000, $56,000, and $88,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

  Write downs on real estate acquired by foreclosure totaled $5,000, $58,000, and $54,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 8 PREMISES AND EQUIPMENT

   A summary of premises and equipment at December 31 follows: (In thousands)

                                    1998                1997
                                  --------            --------
Land                              $  1,615            $  1,615
Buildings                            7,788               7,029
Construction in progress               111                 516
Equipment                            5,675               4,586
                                  --------            --------
                                    15,189              13,746
Less accumulated depreciation
   and amortization                 (5,226)             (4,559)
                                  --------            --------
                                  $  9,963            $  9,187
                                  ========            ========

  The Company leases four of its locations under non-cancellable operating leases. Minimum lease payments in future periods under non-cancellable operating leases at December 31, 1998 are as follows:

           1999                  139,137
           2000                  139,733
           2001                   94,409
           2002                   50,000
           2003                   24,722
                                --------
                                $448,001
                                ========

  The terms of two of the leases provide that the Company can, at the end of the initial five year term, renew the lease under two five-year options. All leases contain a provision that the Company shall pay its pro-rata share of operating costs, including real estate taxes. A lease under which the Company was paying rent for a location no longer in use expired in 1996.

  Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $91,000, $57,000, and $52,000, respectively.

NOTE 9 DEPOSITS

  Deposits at December 31 were as follows: (Dollars in thousands)
                                  1998                           1997
                           -------------------        -----------------------
                            Weighted                  Weighted
                            Average                   Average
                             Amount       Rate         Amount           Rate
                           --------       ----        --------          ----
Non-certificate
  deposits:
 Regular savings           $ 63,536       2.04%       $ 62,825          2.37%
 NOW and
  Super NOW                  50,730       0.99          46,419          1.28
Money market                 37,828       2.54          21,420          2.77
Demand deposits              45,808       --            39,710          --
                           --------                   --------
                            197,902       1.40         170,374          1.57
                           --------                   --------
Certificates of deposit:
 Less than $100,000         129,071       5.13         131,308          5.43
 $100,000 and over           23,948       5.14          20,381          5.39
                           --------                   --------
                            153,019       5.14         151,689          5.43
                           --------                   --------
Total deposits             $350,921       3.03%       $322,063          3.39%
                           ========                   ========

  On December 31, 1998, BCB accepted a temporary money market deposit in the amount of $14,500,000. This account was closed on January 6, 1999.

  For time deposits as of December 31, 1998, the aggregate amount of maturities for each of the following five years ended December 31, are: (In thousands)

           1999       117,964
           2000        30,841
           2001         3,691
           2002           433
           2003            90
                     --------
                     $153,019
                     ========

NOTE 10  ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

  Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB). The components of these borrowings are as follows as of December 31, 1998: (Dollars in thousands)
                                         Weighted
                                         Average
                                         Rate to
           Maturity Date     Balance     Maturity
           -------------     -------     --------
           1999                 833        5.87%
           2000                 750        5.83
           2001               1,500        5.95
           2002                  28        6.78
                             ------
              TOTAL          $3,111
                             ======

  Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining US government and agency securities not otherwise pledged.

  Information about short-term advances included above is as follows: (Dollars in thousands)

                                          December 31,
                                  ----------------------------
                                    1998                1997
                                  --------            --------
Outstanding at end of period      $    833            $  9,212
Approximate maximum out-
   standing at any month end         8,054              12,221
Average amounts outstanding
   during the period                 4,951               9,019
Weighted average interest
  rate during the period              6.47%               5.98%
Weighted average interest
  rate at end of period               5.91                5.92

NOTE 11  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase at December 31 are summarized as follows: (Dollars in thousands)

                                 1998            1997          1996
                                -------         ------        ------
Outstanding at December 31      $ 6,791         $6,146        $4,620
Maturity date                 1/99-4/00     2/98-12/98     2/97-5/98
Weighted average interest
   rate at end of year             4.97%          5.57%         5.50%
Maximum amount out-
  standing  at any month end    $10,396         $9,161        $7,784
Daily average outstanding       $ 8,469         $7,796        $6,565
Weighted average interest
  rate for the year                5.09%          5.18%         5.45%

  Investment securities with a total book value and accrued interest of $16,964,000, $20,633,000 and $14,393,000 were pledged as collateral and held by a Correspondent Bank under the Company's control to secure the agreements at December 31, 1998, 1997, and 1996, respectively. The market value of the collateral at December 31, 1998, 1997 and 1996 was $16,821,000, $20,107,000, and
$13,998,000, respectively.

NOTE 12  ACQUISITIONS

  On July 22, 1994, the Company acquired $33.2 million in deposits from the Resolution Trust Corporation. The Company paid a deposit purchase premium of $2.3 million. This premium is being amortized to noninterest expense over seven years by use of the straight line method.
  On April 22, 1996, the Company purchased certain assets and assumed deposits from First New Hampshire Bank's branch office in Campton, New Hampshire. On that day, the Company recorded the following entries to record this transaction: (In thousands)

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

NOTE 13  LINES OF CREDIT

  As members of the Federal Home Loan Bank of Boston, the Banks have access to pre-approved lines of credit. At December 31, 1998 the Banks' available line of credit totaled $10.2 million.

  In addition, the Banks have a credit line totaling $2.0 million with another commercial bank.

  At December 31, 1998 and 1997 there was no amount outstanding on lines of credit.

NOTE 14 STOCKHOLDERS' EQUITY

  Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1998, the Company was in compliance with all regulatory capital requirements.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1998, the most recent notifications from the Federal Deposit Insurance Corporation categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

   The Banks' actual capital amounts and ratios are also presented in the tables. (Dollars in thousands)

                                                                                                      To Be Well
                                                                                                     Capitalized
                                                                                                     Under Prompt
                                                                          For Capital                 Corrective
                                                                            Adequacy                    Action
                                              Actual                        Purposes:                  Provisions:
                                  ----------------------------         --------------------        ---------------------
                                    Amount               Ratio         Amount         Ratio        Amount          Ratio
                                    ------               -----         ------         -----        ------          -----
As of December 31, 1998:
Risk-based Total Capital:
 Consolidated                     $ 43,016               17.78%       $ 18,870           >=8%       N/A
 the Berlin City Bank               26,204               16.64          12,598           >=8     $ 15,747             >=10%
 the Pemigewasset National Bank     14,344               17.33           6,621           >=8        8,277             >=10

 Risk-based Tier 1 Capital:
 Consolidated                       40,002               16.53           9,435           >=4         N/A
 the Berlin City Bank               24,221               15.38           6,299           >=4        9,448              >=6
 the Pemigewasset
    National Bank                   13,307               16.08           3,311           >=4        4,966              >=6

 Leverage:
 Consolidated                       40,002               10.25          15,550           >=4         N/A
 the Berlin City Bank               24,221                9.26          10,468           >=4       13,085              >=5
 the Pemigewasset
    National Bank                   13,307               10.05           5,297           >=4        6,622              >=5

As of December 31, 1997:
 Risk-Based Total Capital:
  Consolidated                    $ 39,217               17.56%       $ 17,867           >=8%        N/A
  The Berlin City Bank              25,166               17.68          11,388           >=8     $ 14,235             >=10%
  The Pemigewasset
     National Bank                  13,631               16.90           6,453           >=8        8,066             >=10

  Risk-Based Tier 1 Capital:
  Consolidated                      36,425               16.31           8,933           >=4         N/A
  The Berlin City Bank              22,387               15.73           5,694           >=4        8,541              >=6
  The Pemigewasset
     National Bank                  12,619               15.65           3,226           >=4        4,840              >=6

  Leverage:
  Consolidated                      36,425                9.67          15,064           >=4        N/A
  The Berlin City Bank              22,387                9.14           9,794           >=4       12,243              >=5
  The Pemigewasset
     National Bank                  12,619                9.33           5,278           >=4        6,598              >=5

  Under the National Bank Act, the approval of the Office of the Comptroller of the Currency ("OCC") is required if dividends declared by Pemigewasset National Bank ("PNB") in any year exceed the net profits of that year, as defined, combined with the retained net profit for the two preceding years. At December 31, 1998, PNB could, without approval of the OCC, declare dividends aggregating $2,077,000.

NOTE 15  OTHER NONINTEREST EXPENSE

  The major components of other noninterest expense for the years ended December 31 follows: (In thousands)

                                    1998                1997            1996
                                  --------            --------        --------
Directors' fees                   $    138            $    266        $    303
Stationery and supplies                470                 374             360
Other                                2,971               2,668           2,582
                                  --------            --------        --------
                                  $  3,579            $  3,308        $  3,245
                                  ========            ========        ========

NOTE 16   FEDERAL AND STATE TAXES

   The components of federal and state tax expense at December 31 are as follows: (In thousands)

                                    1998                1997            1996
                                  --------            --------        --------
Current:
  Federal                         $  1,628            $  2,025        $  1,732
  State                                220                 193             253
                                  --------            --------        --------
                                     1,848               2,218           1,985
                                  --------            --------        --------
Deferred:
  Federal                              154                  45              (8)
  State                                 34                  11              (3)
                                  --------            --------        --------
                                       188                  56             (11)
                                  --------            --------        --------
Total                             $  2,036            $  2,274        $  1,974
                                  ========            ========        ========

  The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred income tax asset and deferred income tax liability at December 31 are as follows: (In thousands)

                                    1998                1997
                                  --------            --------
Deferred income tax assets:
  Allowance for
    loan losses                   $  1,297            $  1,149
  Loan origination fees                 91                 155
  Interest on nonaccrual
    loans                               18                 193
  Foreclosed property valuation       --                    19
  Unrealized holding loss on
    investment securities
    available-for-sale                --                    32
   Deposit purchase premium            338                 280
  Supplemental insurance                53                  57
  Other                                 57                  47
                                  --------            --------
                                     1,854               1,932
                                  --------            --------
Deferred income liabilities:
  Depreciation                        (454)               (380)
  Pension                             (120)                (52)
  Unrealized holding gain on
     investment securities
     available-for-sale                (58)               --
                                  --------            --------
                                      (632)               (432)
                                  --------            --------
Deferred income tax asset, net    $  1,222            $  1,500
                                  ========            ========

  The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

  Total income tax expense for the years ended December 31, 1998, 1997 and 1996 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

                                    1998                1997            1996
                                  --------            --------        --------
Expected federal income taxes         34.0%               34.0%           34.0%
Municipal income                      (3.6)               (3.6)           (3.5)
State tax expense net
 of federal benefit                    2.8                 3.2             2.6
Other                                  0.1                 2.4             0.8
                                  --------            --------        --------
                                      33.3%               36.0%           33.9%
                                  ========            ========        ========

NOTE 17 PENSION PLANS

  The Company has two non-contributory defined benefit pension plans covering substantially all employees. The Company contributes to the pension plans annually to provide for current benefits, as well as expected future benefits.

  The following table sets forth information about the plans as of December 31 and for the years then ended: (Dollars in thousands)
                                    1998                1997
                                  --------            --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year               $  3,587            $  3,191
Service cost                           218                 202
Interest cost                          268                 233
Actuarial gain                         204                 162
Benefits paid                         (289)               (201)
                                  --------            --------
Benefit obligation at end of year    3,988               3,587
                                  --------            --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year                  3,419               2,946
Actual return on plan assets           333                 394
Employer contribution                  303                 280
Benefits paid                         (289)               (201)
                                  --------            --------
Fair value of plan assets
   at end of year                    3,766               3,419
                                  --------            --------

Funded status                         (222)               (168)
Unrecognized net actuarial loss        560                 409
Unrecognized prior service cost         (8)                (11)
                                  --------            --------
Prepaid benefit cost              $    330            $    230
                                  ========            ========

WEIGHTED-AVERAGE ASSUMPTIONS
 AS OF DECEMBER 31,                 1998          1997
                                 ------------------------
                                 BCB   PNB     BCB    PNB

Discount rate                     7%    8%      7%     8%
Expected return on plan assets    9%    8%      9%     8%
Rate of compensation  increase    5%    4%      5%     4%

COMPONENTS OF NET
PERIODIC BENEFIT COST                 1998                1997            1996
                                  --------            --------        --------
Service cost                      $    218            $    202        $    199
Interest cost                          268                 232             204
Expected return on plan assets        (296)               (246)           (234)
Amortization of prior
  service cost                           1                   1               1
Recognized net actuarial loss           16                  13               5
Recognized transition amount            (4)                 (4)             (4)
                                  --------            --------        --------
Net periodic benefit cost         $    203            $    198        $    171
                                  ========            ========        ========

  Plan assets as of December 31, 1998 and 1997 include a savings account at BCB totaling $798,000 and $162,000, respectively.

  PNB has a 401(k) plan. To be eligible, employees must have attained age twenty-one, completed six months of service and be credited with 1,000 hours of service. PNB matches 25% of employee contributions on the first 4% of compensation deposited as elective contributions. The 401(k) matching expense was $15,000, $15,000, and $14,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

   Financial instruments with off-balance sheet credit risk at December 31 are as follows: (In thousands)

                                    1998                1997
                                  --------            --------
Financial instrument whose contract
  amounts represent credit risk:
  Unadvanced portions of home
       equity loans               $  2,381            $  1,863
  Unadvanced portions of lines
      of credit                     10,691              16,930
  Unadvanced portions of
      commercial real estate loans   1,757               1,585
  Commitments to originate loans    13,460               8,713
  Standby letters of credit            520                 491

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

  The estimated fair values of the Company's financial instruments are as follows: (In thousands)

   Loans held for sale: The carrying amount reported in the balance sheet approximates fair value.

                                          1998                     1997
                                -----------------------------------------------
                                 Estimated                 Estimated
                                 Carrying      Fair        Carrying      Fair
                                  Amount       Value        Amount       Value
Financial assets:
  Cash and due from banks        $ 14,856     $ 14,856     $ 12,086     $ 12,086
  Federal funds sold               36,475       36,475       19,225       19,225
  Interest bearing deposits            92           92           85           85
  Investment securities
    available-for-sale             48,529       48,529       55,103       55,103
  Investment securities
    held-to-maturity                6,509        6,515       11,312       11,297
  FHLB stock                        1,958        1,958        1,958        1,958
  FRB stock                            80           80           80           80
  Loans held for sale                 535          535          292          292
  Loans, net                      279,422      280,754      262,601      262,164
   Accrued interest receivable      1,846        1,846        1,971        1,971
Financial liabilities:
  Deposits                        350,921      351,775      322,063      322,379
  Repurchase agreements             6,791        6,827        6,146        6,150
  FHLB advances                     3,111        3,135        9,322        9,325

  The carrying amounts of financial instruments shown in the above table are included in the balance sheets under the indicated captions.

  At December 31, 1998, all the Company's financial instruments were held for purposes other than trading.

   At December 31, 1998, the Company had no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

LIMITATIONS

   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for some of the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered. The fair value amounts presented do not represent the underlying value of the Company because fair values of certain other financial instruments, assets and liabilities have not been determined.

NOTE 21 QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

(In thousands, except earnings per share)
  Summarized quarterly financial data for 1998 and 1997 follows:

                                              1998 Quarters Ended
                               -----------------------------------------------
                                Mar 31        Jun 30        Sep 30      Dec 31
                               --------      --------      --------     --------
Interest and dividend income   $  7,168      $  7,189      $  7,379     $  7,345
Interest expense                  2,910         2,884         2,930        2,822
                               --------      --------      --------     --------
  Net interest income             4,258         4,305         4,449        4,523
Provision for loan losses           135           135           135          135
Noninterest income                  636           461           397          525
Noninterest expense               2,899         3,062         3,148        3,801
                               --------      --------      --------     --------
  Income before taxes             1,860         1,569         1,563        1,112
Income tax expense                  652           515           516          353
                               --------      --------      --------     --------
  Net income                   $  1,208      $  1,054      $  1,047     $    759
                               ========      ========      ========     ========
Earnings per share             $   0.70      $   0.61      $   0.60     $   0.44
                               ========      ========      ========     ========

                                              1997 Quarters Ended
                               -----------------------------------------------
                                Mar 31        Jun 30        Sep 30      Dec 31
                               --------      --------      --------     --------
Interest and dividend income   $  6,961      $  7,245      $  7,427     $  7,401
Interest expense                  2,918         3,036         3,054        2,999
                               --------      --------      --------     --------
  Net interest income             4,043         4,209         4,373        4,402
Provision for loan losses           120           135           140          140
Noninterest income                  538           491           349          302
Noninterest expense               2,970         2,907         2,971        3,011
                               --------      --------      --------     --------
  Income before taxes             1,491         1,658         1,611        1,553
Income tax expense                  413           598           578          685
                               --------      --------      --------     --------
  Net income                   $  1,078      $  1,060      $  1,033     $    868
                               ========      ========      ========     ========
Earnings per share             $   0.62      $   0.61      $   0.60     $   0.50
                               ========      ========      ========     ========

NOTE 22 CONDENSED PARENT ONLY FINANCIAL STATEMENTS
  Condensed financial statements of Northway
Financial, Inc. as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 follow: (In thousands)

Balance Sheets
                                    1998                1997
                                    ----                ----
Assets
Cash and cash equivalents         $  2,322            $  1,412
Investment in subsidiary,
 The Berlin City Bank               25,024              23,232
Investment in subsidiary,
 The Pemigewasset National Bank     13,636              12,884
Other assets                             1                --
                                  --------            --------
                                  $ 40,983            $ 37,528
                                  ========            ========

Liabilities and Stockholders' Equity
Accrued expenses                  $     27            $      2
                                  --------            --------
    Total liabilities                   27                   2
                                  --------            --------
Stockholders' equity:
 Common Stock                        1,732               1,732
 Additional paid-in-capital          2,101               2,101
 Retained earnings                  37,084              33,744
 Treasury stock                        (55)               --
 Accumulated other
   comprehensive income                 94                 (51)
                                  --------            --------
  Total Stockholders' Equity        40,956              37,526
                                  --------            --------
                                  $ 40,983            $ 37,528
                                  ========            ========

Statements of Income
                                    1998               1997            1996
                                  --------            --------        --------
Dividends from subsidiaries       $  1,686            $  1,973        $    892
Interest income                         43                --              --
Management fee income
    from subsidiary                   --                    25              36
                                  --------            --------        --------
                                     1,729               1,998             928
General and administrative
   expense                              70                 217              36
                                  --------            --------        --------
Income before income
   tax expense (benefit) and
   equity  in undistributed net
   income of subsidiaries            1,659               1,781             892
Income tax expense (benefit)            (9)                  3            --
                                  --------            --------        --------
Income before equity in
   undistributed net income
    of subsidiaries                  1,668               1,778             892
Equity in undistributed net
   income of subsidiaries            2,400               2,261           2,965
                                  --------            --------        --------
   Net income                     $  4,068            $  4,039        $  3,857
                                  ========            ========        ========

Statements of Cash Flows
                                    1998               1997            1996
                                  --------            --------        --------
Cash flows from operating activities:
 Net income                       $  4,068            $  4,039        $  3,857
 Adjustments to reconcile
   net income to net cash
   provided by operating
    activities:
   Increase in other assets           --                  --                 2
 Increase (decrease) in
     accrued expenses                   25                  (1)           --
  Undistributed net income
     of subsidiaries                (2,400)             (2,261)         (2,965)
                                  --------            --------        --------
      Net cash provided by
          operating activities       1,693               1,777             894
                                  --------            --------        --------
Cash flows from financing
      activities:
   Cash received from BCB             --                   245            --
   Purchase of treasury stock          (55)               --              --
   Dividends paid                     (728)             (1,004)           (802)
                                  --------            --------        --------
       Net cash used in
          financing activities        (783)               (759)           (802)
                                  --------            --------        --------
Net increase in cash and
    equivalents                        910               1,018              92
Cash and cash equivalents
     at beginning of year            1,412                 394             302
                                  --------            --------        --------
Cash and cash equivalents
     at end of year               $  2,322            $  1,412        $    394
                                  ========            ========        ========

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

   The results of operations of the two companies for the period January 1, 1997 to September 30, 1997 are summarized as follows: (In thousands)

                                            The Berlin       Pemi Bancorp,
                                             City Bank            Inc.
                                            ----------       -------------
Net interest and dividend income               $8,010           $4,615
Net income                                      2,388              783

  The following tables set forth reconciliations of net interest and dividend income and net income previously reported by The Berlin City Bank and Pemi Bancorp, Inc. with the combined amounts presented in the accompanying consolidated financial statements of income for the year ended December 31, 1996: (In thousands)
                                                    Pemi
                                   The Berlin      Bancorp,
                                    City Bank        Inc.        Combined
                                    ---------      --------      --------
Net interest and dividend income      $9,671        $6,046        $15,717
Net income                             2,580         1,277          3,857

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHWAY FINANCIAL, INC.

March 29, 1999                           BY: /S/ William J. Woodward
                                                 -----------------------
                                                 William J. Woodward
                                                 President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                          Date


/S/ William J. Woodward        Chairman of the Board, President   March 29, 1999
    -----------------------    and Chief Executive Officer
    William J. Woodward        (Principal Executive Officer)


/S/ Fletcher W. Adams          Vice Chairman of the               March 29, 1999
    -----------------------     Board
    Fletcher W. Adams


/S/ John D. Morris             Director                           March 29, 1999
    -----------------------
    John D. Morris


/S/ John H. Noyes              Director                           March 29, 1999
    -----------------------
    John H. Noyes


/S/ Barry J. Kelley            Director                           March 29, 1999
    -----------------------
    Barry J. Kelley


/S/ Randall G. Labnon          Director                           March 29, 1999
    -----------------------
    Randall G. Labnon


/S/ Andrew L. Morse            Director                           March 29, 1999
    -----------------------
    Andrew L. Morse


/S/ Peter H. Bornstein         Director                           March 29, 1999
    -----------------------
    Peter H. Bornstein


/S/ Charles H. Clifford, Jr.   Director                           March 29, 1999
    -----------------------
    Charles H. Clifford, Jr.


/S/ Arnold P. Hanson, Jr.      Director                           March 29, 1999
    -----------------------
    Arnold P. Hanson, Jr.


/S/ Donald R. Hatt             Senior Executive Vice              March 29, 1999
    -----------------------    President
    Donald R. Hatt             Director


/S/ George L. Fredette         Senior Vice President, Chief       March 29, 1999
    -----------------------    Financial Officer and Treasurer
    George L. Fredette         (Principal Financial and
                               Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------

     2.1 Agreement and Plan of Merger, dated as of March 14, 1997, by and among Northway Financial, Inc., The Berlin City Bank, Pemi Bancorp, Inc. and Pemigewasset National Bank (the "Merger Agreement") (incorporated by reference to Exhibit
                    2.1 to Registration Statement No. 333-33033)

     3.1 Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033)

     3.2 By-laws of Northway Financial, Inc (incorporated by reference to Exhibit 3.2 to Northway's Annual Report on Form 10-K for the year ended December 31, 1997).

     4 Form of Certificate representing Northway Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033)

     10.1 Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to Northway's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.2 Employment Agreement for Fletcher W. Adams (incorporated by reference to Exhibit 10.2 to Northway's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.3           Amendment to the Employment agreement for William J.
                    Woodward. (1)(2)

     10.4           Amendment to the Employment agreement for Fletcher W. Adams.
                    (1)(2)

     10.5           Employment agreement for Donald R. Hatt. (1)(2)

     10.6           Employment agreement for Paul M. Ferguson. (1)(2)

     21             List of Subsidiaries(1)

     23.1           Consent of Shatswell, MacLeod & Company, P.C.(1)

     27             Financial Data Schedule(1)

------------------
(1)  Filed herewith
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report