Form 10-Q
period 1999-03-31
NORTHWAY FINANCIAL INC
filed 1999-05-14
CIK 1041753

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999

      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________to _______________________

                       Commission File Number 000-23129

                            NORTHWAY FINANCIAL, INC
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Hampshire                             04-3368579
            -------------------------------           ------------------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

            9 Main Street
            Berlin, New Hampshire                     03570
            ---------------------------------------------------
            Address of principal executive offices    (Zip Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 30, 1999, there were 1,677,169 shares of common stock outstanding, par value $1.00 per share.

================================================================================

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                   PAGE

Item 1.
         Financial Statements

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1999 and 1998.......................................3

         Consolidated Balance Sheets at March 31, 1999 and December
         31, 1998 4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998.......................................5

         Notes to Consolidated Financial Statements..........................7

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................8

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk.........12

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings..................................................13

Item 2.
         Changes in Securities..............................................13

Item 3.
         Default Upon Senior Securities.....................................13

Item 4.
         Submission of Matters to a Vote of Security Holders................13

Item 5.
         Other Information..................................................13

Item 6.
         Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................14

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                          NORTHWAY FINANCIAL, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                                                        Three Months
                                                                                        Ended March 31,
(Dollars in thousands, except per share data)                                       1999              1998
----------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                                                        $5,928            $5,903
     Investment securities available-for-sale                                        751               828
     Investment securities held-to-maturity                                          133               185
     Federal funds sold                                                              210               250
     Interest bearing deposits                                                        1                  1
                                                                                  ------            ------
        Total interest and dividend income                                         7,023             7,167
                                                                                  ------            ------

Interest expense:
     Deposits                                                                      2,496             2,676
     Borrowed funds                                                                  162               233
                                                                                  ------            ------
        Total interest expense                                                     2,658             2,909
                                                                                  ------            ------

     Net interest and dividend income                                              4,365             4,258
Provision for loan losses                                                            135               135
                                                                                  ------            ------

     Net interest and dividend income after provision for loan losses              4,230             4,123
                                                                                  ------            ------

Noninterest income:
     Service charges on deposit accounts and fees                                    213               208
     Securities gains, net                                                           318               318
     Other                                                                           187               118
                                                                                  ------            ------
        Total noninterest income                                                     718               644
                                                                                  ------            ------

Noninterest expense:
     Salaries and employee benefits                                                2,005             1,571
     Office occupancy and equipment                                                  613               465
     Amortization of deposit purchase premium                                         75                75
     Other                                                                         1,038               796
                                                                                  ------            ------
        Total noninterest expense                                                  3,731             2,907
                                                                                  ------            ------

        Income before income tax expense                                           1,217             1,860
Income tax expense                                                                   399               652
                                                                                  ------            ------

        Net income                                                                $  818            $1,208
                                                                                  ======            ======

        Comprehensive net income                                                  $  648            $1,269
                                                                                  ======            ======

Per share data:
     Earnings per common share                                                    $ 0.48            $ 0.70
     Cash dividends declared                                                      $ 0.14            $ 0.14
     Weighted average number of common shares                                  1,696,621         1,731,969

The accompanying notes are an integral part of these consolidated financial statements.

                                        NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                                         Mar 31,       Dec. 31,
(Dollars in thousands, except per share data)                                             1999           1998
----------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)      (Audited)
Assets
Cash and due from banks and interest bearing deposits                                    $ 10,098       $ 14,948
Federal funds sold                                                                          2,010         36,475
Investment securities available-for-sale                                                   58,656         50,567
Investment securities held-to-maturity                                                     12,173          6,509
Loans held for sale                                                                           432            535
Loans                                                                                     289,155        284,158
     Unearned income                                                                         (345)          (332)
     Allowance for loan losses                                                             (4,562)        (4,404)
                                                                                         --------       --------
     Loans, net                                                                           284,248        279,422
                                                                                         --------       --------
Real estate acquired by foreclosure                                                           266            158
Accrued interest receivable                                                                 1,986          1,846
Deferred income tax asset, net                                                              1,452          1,222
Premises and equipment, net                                                                 9,824          9,963
Deposit purchase premium                                                                      784            860
Other assets                                                                              1,870            1,467
                                                                                         --------       --------
       Total assets                                                                      $383,799       $403,972
                                                                                         ========       ========

Liabilities and stockholders' equity Liabilities:
     Interest bearing deposits                                                           $286,465       $305,113
     Non-interest bearing deposits                                                         40,252         45,808
     Repurchase agreements                                                                 10,319          6,791
     Short-term Federal Home Loan Bank advances                                               833            833
     Long-term Federal Home Loan Bank advances                                              2,278          2,278
     Other liabilities                                                                      3,887          2,193
                                                                                         --------       --------
       Total liabilities                                                                  344,034        363,016
                                                                                         --------       --------

Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000 shares authorized; none issued                   --             --
     Common stock, $1 par value; 9,000,000 shares authorized;
       1,731,969 shares issued and 1,677,169 outstanding March 31, 1999
       and 1,729,969 outstanding December 31, 1998                                          1,732          1,732
     Additional paid-in-capital                                                             2,101          2,101
     Retained earnings                                                                     37,660         37,084
     Treasury stock, at cost (54,800 and 2,000 shares, respectively)                       (1,652)           (55)
     Accumulated other comprehensive income (loss), net of tax                                (76)            94
                                                                                         --------       --------
       Total stockholders' equity                                                          39,765         40,956
                                                                                         --------       --------
       Total liabilities and stockholders' equity                                        $383,799       $403,972
                                                                                         ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                    (Unaudited)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                                 1999     1998
                                                                                              ------------------
Cash flows from operating activities:
     Net income                                                                               $   818    $ 1,208
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for:
           Loan losses                                                                            135        135
           Depreciation and amortization                                                          302        259
           Deferred income taxes                                                                 (124)        20
     Gains on sales of investment securities available-for-sale,  net                            (318)      (318)
     Amortization of premium on investment and mortgage-backed securities, net                     18         36
     Increase (decrease) in unearned income, net                                                   13        (39)
     Gains on sales of real estate acquired by foreclosure                                         (1)       (35)
     Net decrease (increase) in loans held for sale                                               103       (108)
     (Increase) decrease in accrued income receivable                                            (140)        51
     (Increase) decrease in other assets                                                         (403)        73
     Increase in other liabilities                                                              1,694        491
                                                                                              -------    -------
        Net cash provided by operating activities                                               2,097      1,773
                                                                                              -------    -------
Cash flows from investing activities:
     Proceeds from sales of investment securities available-for-sale                            3,687      1,829
     Proceeds from maturities of investment securities held-to-maturity                           100      2,629
     Proceeds from maturities of investment securities available-for-sale                       3,896      5,398
     Purchase of investment securities available-for-sale                                     (17,746)    (8,881)
     Purchase of investment securities held-to-maturity                                        (6,365)    (5,186)
     Principal payments received on investment securities held-to-maturity                      2,112         --
     Principal payments received on investment securities available-for-sale                      587      1,044
     Net (increase) decrease in loans                                                          (5,161)     2,115
     Proceeds from sales of real estate acquired by foreclosure                                    80         23
     Additions to premises and equipment                                                          (87)      (581)
                                                                                              -------    -------
        Net cash used in investing activities                                                 (18,897)    (1,610)
                                                                                              -------    -------
Cash flows from financing activities:
     Net decrease in deposits                                                                 (24,204)    (5,448)
     Advances from Federal Home Loan Bank                                                         400         --
     Repayment of Federal Home Loan Bank advances                                                (400)    (4,040)
     Net increase in repurchase agreements                                                      3,528      4,071
     Purchases of treasury stock                                                               (1,597)        --
     Cash dividends paid                                                                        ( 242)        --
                                                                                              -------    -------
        Net cash used in financing activities                                                 (22,515)    (5,417)
                                                                                              -------    -------
Net decreases in cash and cash equivalents                                                    (39,315)    (5,254)
     Cash and cash equivalents at beginning of period                                          51,423     31,396
                                                                                              -------    -------
     Cash and cash equivalents at end of period                                               $12,108    $26,142
                                                                                              =======    =======

                                                                                                        Continued....

The accompanying notes are an integral part of these consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                    (Unaudited)

                                                                                               For the Three Months
                                                                                                 Ended March 31,
                                                                                                 1999       1998
                                                                                              ------------------
Cash paid during the period for:

     Interest                                                                                 $ 2,600    $ 2,986
                                                                                              =======    =======

     Income taxes                                                                             $   451    $   154
                                                                                              =======    =======

Supplemental disclosures of non-cash activities:

     Loans transferred to real estate acquired by foreclosure                                 $   108    $   167
                                                                                              =======    =======

     Loans charged off, net of recoveries                                                     $   (23)   $    65
                                                                                              =======    =======

     Financed sales of real estate acquired by foreclosure                                    $    --    $   130
                                                                                              =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

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

        The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Introduction

         The following discussion and analysis and related consolidated financial statements relate to Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, plans related to products or services of the Corporation and its subsidiaries, and the statements made in the Year 2000 discussion below. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation. To the extent any such risks, uncertainties and contingencies are realized, the Corporation's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Corporation's products and services, competitive factors in the industries in which the Corporation competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, and the Corporation's handling of the Year 2000 issue.

Financial Condition

         The Corporation's total assets at March 31, 1999 were $383.8 million compared to $404.0 million at December 31, 1998, a decrease of $20.2 million. The decrease was primarily caused by the withdrawal of a $14.5 million temporary money market deposit on January 6, 1999 which was deposited on December 31, 1998. Net loans, including loans held for sale, increased $4.7 million and investment securities increased $13.8 million. Federal funds sold decreased $34.5 million to $2.0 million as a result of the withdrawal of the money market deposit and the increased loan and investment security balances. Total deposits, absent the money market deposit, decreased $9.7 million and repurchase agreements increased $3.5 million. Total stockholders equity declined $1.2 million from $41.0 million at December 31, 1998 to $39.8 million at March 31, 1999. The decline in stockholders' equity was a result of treasury share purchases totaling $1.6 million, dividend payments of $0.2 million and a decline in the market value of securities available for sale of $0.2 million. This decrease in stockholders' equity was partially offset by net income of $0.8 million.

         The Corporation maintains an allowance for loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At March 31, 1999 the allowance for loan losses was $4.6 million, or 1.58% of total loans, as compared to $4.4 million, or 1.55% of total loans at December 31, 1998. The adequacy of the allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month periods ended March 31, 1999 and 1998 is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                       1999      1998
                                                      ------    ------
                                                   (Dollars in thousands)

Balance at beginning of period                       $4,404    $4,156

Chargeoffs                                              (89)     (130)
Recoveries                                              112        65
                                                     ------    ------
Net Recoveries/(Chargeoffs)                              23       (65)
                                                     ------    ------

Provision for loan losses                               135       135
                                                     ------    ------

Balance at end of period                             $4,562    $4,226
                                                     ======    ======

         Nonperforming loans totaled $2.3 million as of March 31, 1999, compared to $2.5 million at December 31, 1998. The ratio of nonperforming loans to total loans was 0.81% as of March 31, 1999 compared to 0.90% at December 31, 1998 and the ratio of nonperforming assets to total assets was 0.70% as of March 31, 1999 compared to 0.67% at December 31, 1998.

Results of Operations

         The Corporation reported net income of $818 thousand, or $0.48 per common share, for the three months ended March 31, 1999, versus $1.2 million, or $0.70 per common share, for the three months ended March 31, 1998. The decrease in net income is a result of the implementation of several strategic initiatives in 1998 that have increased noninterest expense and reduced short term earnings. These initiatives include the opening of new branches in Conway Village and Tilton, New Hampshire; the creation of a statewide indirect lending program and an expansion of the Corporation's traditional lending programs.

         Net interest income increased $107 thousand to $4.4 million from the $4.3 million for the same period last year. The increase is primarily attributable to a more favorable deposit mix which resulted in a decrease in total interest expense of $251 thousand which offset a decline in interest income of $144 thousand.

         Noninterest income for the first quarter of 1999 increased $74 thousand to $718 thousand from the $644 thousand for the same period last year due primarily to an increase in other income categories such as ATM surcharges and gains on sales of residential loans to the secondary market. Noninterest expense was $3.7 million for the first quarter of 1999, an increase of $0.8 million over the $2.9 million reported for the same period last year. The increase was principally attributable to the implementation of the strategic initiatives outlined above.

Income Tax Expense

         The Corporation recognized $399 thousand and $652 thousand for the three months ended March 31, 1999 and 1998, respectively. The effective tax rate was 32.8% and 35.1% for those periods, respectively. The decline in the effective tax rate is due to a greater proportion of net income being provided by tax exempt sources. On April 29, 1999 New Hampshire adopted a new tax law that will increase the rate of the Business Profits Tax from seven to eight percent of income. The tax will apply to the Corporation's results of operations for the 1999 fiscal year.

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

Capital

         The Corporation's Tier 1 and Total Risk Based Capital ratios were 16.15% and 17.40%, respectively, at March 31, 1999. The Corporation's leverage ratio at March 31, 1999 was 10.02%.

         As of March 31, 1999, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

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

         The second phase was to complete a risk analysis assessment of each information and non information technology system. This second phase has been completed.

         The third phase was to renovate the information and non information technology systems to ensure Year 2000 compliance based upon conclusions reached in the risk analysis assessment phase. Renovation of the subsidiary banks' core operating hardware was completed on September 19, 1998. Renovation of the subsidiary banks' core operating software was completed on October 10, 1998. Renovations to the critical mission operating systems was completed by March 31, 1999.

         The fourth phase is to validate the renovations to the system. The Corporation has hired an outside independent third party to review the Corporation's validation and testing procedures. The testing of the core operating systems was substantially completed by December 31, 1998. Validation of the core operating systems was completed on March 31, 1999.

         The fifth phase is to implement the Year 2000 compliant systems. It is estimated that all systems will be operating on a compliant basis by June 30, 1999.

         The Corporation has identified both customers and vendors with whom it has a material relationship. For those customers where a borrowing relationship exists, the subsidiary banks have completed a customer risk assessment to determine the status of their Year 2000 efforts. The Corporation has determined that the risk that these third party relationships pose to the Corporation is low.

         The Corporation has developed a Year 2000 budget which includes administration, cost of new technology and the cost of testing. Total expenses from Year 2000 compliance are estimated to be $176,000, a $41,000 increase over the Corporation's previous estimate. Actual expenses incurred to date are $96,000. Expenses incurred to date in 1999 are $54,000 and it is projected that total Year 2000 expense in 1999 will approximate $134,000.

         The development of a Business Resumption Contingency Plan to deal with the Corporation's worst case scenario, loss of electric power, is well under way. Contingency planning teams have been appointed and are led by the Year 2000 project manager. The Corporation has hired an outside independent third party to assist the Corporation in preparing the contingency plan. There are four phases to the plan, organization planning guidelines, business impact analysis, business resumption contingency plan and validation of the plan. It is anticipated that the Business Resumption Contingency Plan will be completed by the regulatory milestone date of June 30, 1999.

         Should the Corporation's worst case scenario, the loss of electric power, occur, the Corporation will have in place a diesel-powered generator at its operations center. This should allow the Corporation to continue to run its core operating system. Transactions that would be performed at a number of the Corporation's locations would then have to be transported to the operations center for input. This would continue until such time as normal electric power is restored.

         The Year 2000 project manager provides progress reports to the Corporation's Executive Committee on a weekly basis. Additionally progress reports are presented to the Corporation's and the subsidiary banks' Boards of Directors on a monthly basis.

         The Corporation's subsidiary banks are subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. In the event the Corporation's efforts as described above fail to adequately resolve any such Year 2000 issues affecting the Corporation's subsidiary banks, the Corporation's subsidiaries could be subject to formal supervisory or enforcement actions by their respective regulators.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Between December 31, 1998 and March 31, 1999, there were no material changes in the Corporation's market risk.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                  Exhibit Number
                           (27)  Financial Data Schedule

            (b) The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORTHWAY FINANCIAL, INC.

      May 13, 1999                   By: /S/ William J. Woodward
                                         ---------------------------
                                         William J. Woodward
                                         President & CEO
                                         (Principal Executive Officer)

      May 13, 1999                   By: /S/ George L. Fredette
                                         ---------------------------
                                         George L. Fredette
                                         Senior Vice President & CFO
                                         (Principal Financial and Accounting
                                         Officer)