Form 10-Q
period 1999-06-30
NORTHWAY FINANCIAL INC
filed 1999-08-13
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to  ______________

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             (Exact name of registrant as specified in its charter)

               New Hampshire                               04-3368579
               State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)              Identification No.)

               9 Main Street
               Berlin, New Hampshire                       03570
               Address of principal executive offices      (Zip Code)

                                 (603) 752-1171
              (Registrant's telephone number, including area code)

                                    No Change
(Former name, former address and former fiscal year, if changed since last year)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At August 2, 1999, there were 1,668,169 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.
         Financial Statements (Unaudited)

         Consolidated Statements of Income for the Three Months and Six
         Months Ended June 30, 1999 and 1998 .............................    3

         Consolidated Balance Sheets at June 30, 1999 and December
         31, 1998 ........................................................    4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998 ....................................    5

         Notes to Consolidated Financial Statements ......................    7

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................    8

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk ......   12

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings ...............................................   13

Item 2.
         Changes in Securities ...........................................   13

Item 3.
         Defaults Upon Senior Securities .................................   13

Item 4.
         Submission of Matters to a Vote of Security Holders .............   13

Item 5.
         Other Information ...............................................   13

Item 6.
         Exhibits and Reports on Form 8-K ................................   13

Signatures ...............................................................   14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                                                       Three Months              Six Months
                                                                      Ended June 30,            Ended June 30,
(Dollars in thousands, except per share data)                         1999        1998         1999        1998
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                                          $ 6,306      $5,995      $12,234    $11,898
     Investment securities available-for-sale                           850         883        1,601      1,711
     Investment securities held-to-maturity                             153         175          286        360
     Federal funds sold                                                   9         134          219        384
     Interest bearing deposits                                            2           2            3          3
                                                                    -------------------------------------------
        Total interest and dividend income                            7,320       7,189       14,343     14,356
                                                                    -------------------------------------------
Interest expense:
     Deposits                                                         2,427       2,684        4,923      5,360
     Borrowed funds                                                     278         200          440        433
                                                                    -------------------------------------------
        Total interest expense                                       2 ,705       2,884        5,363      5,793
                                                                    -------------------------------------------
        Net interest and dividend income                              4,615       4,305        8,980      8,563
Provision for loan losses                                               135         135          270        270
                                                                    -------------------------------------------
        Net interest and dividend income after provision
        for loan losses                                               4,480       4,170        8,710      8,293
                                                                    -------------------------------------------
Noninterest income:
     Service charges on deposit accounts and fees                       238         211          451        420
     Securities gains, net                                               93          74          411        392
     Other                                                              283         168          470        286
                                                                    -------------------------------------------
        Total noninterest income                                        614         453        1,332      1,098
                                                                    -------------------------------------------
Noninterest expense:
     Salaries and employee benefits                                   2,033       1,563        4,038      3,134
     Office occupancy and equipment                                     625         539        1,238      1,004
     Amortization of deposit purchase premium                            75          75          150        151
     Other                                                            1,052         877        2,090      1,673
                                                                    -------------------------------------------
        Total noninterest expense                                     3,785       3,054        7,516      5,962
                                                                    -------------------------------------------
        Income before income tax expense                              1,309       1,569        2,526      3,429
Income tax expense                                                      470         515          869      1,167
                                                                    -------------------------------------------
        Net income                                                  $   839      $1,054      $ 1,657    $ 2,262
                                                                    ===========================================
        Comprehensive net income                                    $   308      $1,035      $   956    $ 2,304
                                                                    ===========================================
Per share data:
     Earnings per common share                                      $  0.50      $ 0.61      $  0.98    $  1.31
     Cash dividends declared                                        $  0.14      $ 0.14      $  0.28    $  0.28
Weighted average number of common shares                          1,675,477   1,731,969    1,695,272  1,731,969

The accompanying notes are an integral part of these consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                        Jun. 30,       Dec. 31,
(Dollars in thousands, except per share data)                                             1999           1998
----------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)      (Audited)
Assets
Cash and due from banks and interest bearing deposits                                    $ 13,579       $ 14,948
Federal funds sold                                                                              -         36,475
Investment securities available-for-sale                                                   55,767         50,567
Investment securities held-to-maturity                                                     13,913          6,509
Loans held for sale                                                                           649            535
Loans                                                                                     314,864        284,158
     Unearned income                                                                         (501)          (332)
     Allowance for loan losses                                                             (4,637)        (4,404)
                                                                                         -----------------------
         Loans, net                                                                       309,726        279,422
                                                                                         -----------------------
Real estate acquired by foreclosure                                                           284            158
Accrued interest receivable                                                                 2,320          1,846
Deferred income tax asset, net                                                              1,788          1,222
Premises and equipment, net                                                                10,024          9,963
Deposit purchase premium                                                                      709            860
Other assets                                                                              2,593            1,467
                                                                                         -----------------------
         Total assets                                                                    $411,352       $403,972
                                                                                         =======================

Liabilities and Stockholders' Equity
Liabilities:
     Interest bearing deposits                                                           $286,970       $305,113
     Non-interest bearing deposits                                                         44,794         45,808
     Securities sold under agreements to repurchase                                         9,054          6,791
     Short-term Federal Home Loan Bank advances                                            24,548            833
     Long-term Federal Home Loan Bank advances                                              2,278          2,278
     Other liabilities                                                                      4,074          2,193
                                                                                         -----------------------
         Total liabilities                                                                371,718        363,016
                                                                                         -----------------------

Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000 shares authorized; none issued                   --             --
     Common stock, $1 par value; 9,000,000 shares authorized;
       1,731,969 shares issued and 1,677,169 outstanding June 30, 1999
       and 1,729,969 outstanding December 31, 1998                                          1,732          1,732
     Additional paid-in-capital                                                             2,101          2,101
     Retained earnings                                                                     38,264         37,084
     Treasury stock, at cost (54,800 and 2,000 shares, respectively)                       (1,856)           (55)
     Accumulated other comprehensive income (loss), net of tax                               (607)            94
                                                                                         -----------------------
         Total stockholders' equity                                                        39,634         40,956
                                                                                         -----------------------
         Total liabilities and stockholders' equity                                      $411,352       $403,972
                                                                                         =======================

The accompanying notes are an integral part of these consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                              For the Six Months
                                                                                                 Ended June 30,
(Dollars in thousands)                                                                         1999       1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                               $ 1,657    $ 2,262
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for:
           Loan losses                                                                            270        270
           Depreciation and amortization                                                          598        542
           Deferred income taxes                                                                 (125)       (11)
     Writedown of real estate acquired by foreclosure                                              37         --
     Gains on sales of investment securities available-for-sale,  net                            (411)      (392)
     Amortization of premium on investment and mortgage-backed securities, net                     52         66
     Increase (decrease) in unearned income, net                                                  169        (94)
     Gains on sales of real estate acquired by foreclosure                                         --        (65)
     Net increase in loans held for sale                                                         (114)      (155)
     Increase in accrued income receivable                                                       (474)      (250)
     (Increase) decrease in other assets                                                       (1,126)        85
     Increase (decrease) in other liabilities                                                   1,881       (371)
                                                                                              -------------------
        Net cash provided by operating activities                                               2,414      1,887
                                                                                              -------------------
Cash flows from investing activities:
     Proceeds from sales of investment securities available-for-sale                            4,588      2,161
     Proceeds from maturities of investment securities held-to-maturity                           442      3,566
     Proceeds from maturities of investment securities available-for-sale                       5,086      8,394
     Purchase of investment securities available-for-sale                                     (18,999)   (15,632)
     Purchase of investment securities held-to-maturity                                        (9,156)    (6,492)
     Principal payments received on investment securities held-to-maturity                      1,287         --
     Principal payments received on investment securities available-for-sale                    3,365      2,327
     Net increase in loans                                                                    (31,032)    (7,925)
     Proceeds from sales of real estate acquired by foreclosure                                   126        265
     Additions to premises and equipment                                                         (508)    (1,192)
                                                                                              ------------------
        Net cash used in investing activities                                                 (44,801)   (14,528)
                                                                                              ------------------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                      (19,157)     1,273
     Advances from Federal Home Loan Bank                                                     121,210         --
     Repayment of Federal Home Loan Bank advances                                             (97,495)    (4,094)
     Net increase in securities sold under agreements to repurchase                             2,263      2,937
     Purchases of treasury stock                                                               (1,801)        --
     Cash dividends paid                                                                        ( 477)      (243)
                                                                                              ------------------
        Net cash provided by (used in) financing activities                                     4,543       (127)
                                                                                              ------------------
Net decreases in cash and cash equivalents                                                    (37,844)   (12,768)
     Cash and cash equivalents at beginning of period                                          51,423     31,396
                                                                                              ------------------
     Cash and cash equivalents at end of period                                               $13,579    $18,628
                                                                                              ==================

                                                                                                   Continued....
The accompanying notes are an integral part of these consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                   (Unaudited)

                                                                                             For the Six Months
                                                                                                Ended June 30,
(Dollars in thousands)                                                                          1999       1998
----------------------------------------------------------------------------------------------------------------
Cash paid during the period for:

     Interest                                                                                 $ 5,068     $6,058
                                                                                              ==================

     Income taxes                                                                             $   971     $1,230
                                                                                              ==================

Supplemental disclosures of non-cash activities:

     Loans transferred to real estate acquired by foreclosure                                 $   289     $  251
                                                                                              ==================

     Loans charged off, net of recoveries                                                     $    37     $   82
                                                                                              ==================

     Financed sales of real estate acquired by foreclosure                                    $    --     $  182
                                                                                              ==================

The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

        The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

         The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, plans related to products or services of the Corporation and its subsidiaries, and the statements made in the Year 2000 discussion. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation. To the extent any such risks, uncertainties and contingencies are realized, the Corporation's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Corporation's products and services, competitive factors in the industries in which the Corporation competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, and the Corporation's handling of the Year 2000 issue.

Financial Condition

         The Corporation's total assets at June 30, 1999 were $411.4 million compared to $404.0 million at December 31, 1998, a $7.4 million increase. Net loans, including loans held for sale, increased $30.4 million to $310.4 million, the principal cause for this increase was that indirect auto loans outstanding increased $19.1 million during the quarter. Investment securities, primarily U.S. Government Agency obligations, increased $12.6 million to $69.7 million. Cash and cash equivalents decreased $37.8 million to $13.6 million as a result of the increases in loan and investment securities balances. Total deposits decreased $19.2 million. The decrease was primarily caused by the withdrawal of a $14.5 million temporary money market deposit on January 6, 1999 which was deposited on December 31, 1998. Federal Home Loan Bank advances increased $23.7 million while repurchase agreements increased $2.3 million. Total stockholders equity declined $1.3 million from $40.9 million at December 31, 1998 to $39.6 million at June 30, 1999. The decline in stockholders' equity was a result of treasury share purchases totaling $1.8 million, dividend payments of $0.5 million and a decline in the market value of securities available for sale of $0.7 million. This decrease in stockholders' equity was partially offset by net income of $1.7 million.

         On July 9, 1999, the Corporation, through its Pemigewasset National Bank subsidiary, completed the purchase of two branch offices from the Vermont National Bank. The branches, located in Franklin and Tilton, New Hampshire, hold deposits totaling approximately $18.0 million. Proceeds from the assumption of deposit liabilities pursuant to the branch purchase were used to pay down short term debt to the Federal Home Loan Bank of Boston.

         The Corporation maintains an allowance for loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At June 30, 1999 the allowance for loan losses was $4.6 million, or 1.47% of total loans, as compared to $4.4 million, or 1.55% of total loans at December 31, 1998. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month and six month periods ended June 30, 1999 and 1998 is as follows:

                                         Three Months            Six Months
                                         Ended June 30,         Ended June 30,
(Dollars in thousands)                  1999        1998       1999        1998
-------------------------------------------------------------------------------

Balance at beginning of period         $4,562      $4,225     $4,404     $4,156
                                       ----------------------------------------
Charge-offs                               (77)       (119)      (166)      (250)
Recoveries                                 17         103        129        168
                                       ----------------------------------------
Net Charge-offs                           (60)        (16)       (37)       (82)
Provision for possible loan losses        135         135        270        270
                                       ----------------------------------------
Balance at end of period               $4,637      $4,344     $4,637     $4,344
                                       ========================================

         Nonperforming loans totaled $2.0 million as of June 30, 1999, compared to $2.5 million at December 31, 1998. The ratio of nonperforming loans to total loans was 0.64% as of June 30, 1999 compared to 0.90% at December 31, 1998 and the ratio of nonperforming assets to total assets was 0.56% as of June 30, 1999 compared to 0.67% at December 31, 1998.

Results of Operations

         The Corporation reported net income of $839 thousand, or $0.50 per share, for the three months ended June 30, 1999, versus $1.1 million, or $0.61 per common share, for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $1.7 million, or $0.98 per share, as compared to $2.3 million, or $1.31 per share, for the six months ended June 30, 1998. The decrease in net income is a result of the implementation of several strategic initiatives in 1998 that have increased noninterest expense and reduced short term earnings. These initiatives include the opening of new branches in Conway Village and Tilton, New Hampshire; the creation of a statewide indirect lending program and an expansion of the Corporation's traditional lending programs. Additional staffing and office facilities required by these initiatives is the primary cause for the increases in salaries and benefits and occupancy and equipment expenses.

         Net interest income for the second quarter increased $310 thousand to $4.6 million as compared to $4.3 million for the second quarter of the prior year. For the six months ended June 30, 1999 net interest income increased $417 thousand to $9.0 million as compared to $8.6 million for the same period of the prior year. The increase is a result of higher average loan balances which enabled the Corporation to maintain the level of interest income while interest expense decreased due to a more favorable deposit mix and lower interest rates.

         Noninterest income increased $161 thousand to $614 thousand in the second quarter of 1999 versus $453 thousand in the second quarter of 1998. For the six months ended June 30, 1999 noninterest income increased $234 thousand to $1.3 million as compared to $1.1 million for the same period of the prior year. The increase was primarily attributable to increases in other noninterest income items resulting from the imposition of an ATM surcharge, the creation of mortgage servicing assets and loan fees.

          Noninterest expense increased $731 thousand to $3.8 million for the quarter ended June 30, 1999 compared to the $3.1 million recorded during the same period last year. For the six months ended June 30, 1999 noninterest expense totaled $7.5 million, an increase of $1.6 million over the $5.9 million recorded for the same period of the prior year. The increase was principally attributable to the implementation of the strategic initiatives outlined above.

Income Tax Expense

         The Corporation recognized income tax expense of $869 thousand and $1.2 million for the six months ended June 30, 1999 and 1998, respectively. The effective tax rate was 34.4% and 34.0% for those respective periods. The increase in the effective tax rate is due to the fact that on April 29, 1999 New Hampshire adopted a new tax law that increased the rate of the Business Profits Tax from seven to eight percent of income. The tax applies to the Corporation's 1999 fiscal year.

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

         Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the subsidiary banks.

         The Corporation's current level of liquidity and funds availability from outside sources are sufficient to meet the Corporation's needs.

Capital

         The Corporation's Tier 1 and Total Risk Based Capital ratios were 14.84% and 16.09%, respectively, at June 30, 1999. The Corporation's leverage ratio at June 30, 1999 was 10.00%.

         As of June 30, 1999, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

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

         The Corporation has developed a Year 2000 strategic plan and a Year 2000 test plan. The Corporation appointed a dedicated Year 2000 project manager. Each of the Corporation's subsidiary Banks have Year 2000 action teams. These teams and the Year 2000 project manager work together closely.

         The first phase of this project called for the identification of all information and non information technology systems, both in house and those provided by third party vendors. All systems have been identified.

         The second phase was to complete a risk analysis assessment of each information and non information technology system. This second phase is complete.

         The third phase was to renovate the information and non information technology systems to ensure Year 2000 compliance based upon conclusions reached in the risk analysis assessment phase. Renovation of the subsidiary banks' core operating hardware was completed on September 19, 1998. Renovation of the Banks' core operating software was completed on October 10, 1998. Renovations to the critical mission operating systems was completed by March 31, 1999.

         The fourth phase was to validate the renovations to the system. The testing of the core operating systems was substantially completed by December 31, 1998. The Corporation has hired an outside independent third party to review the Corporation's validation and testing procedures. Validation of the core operating systems was completed on March 31, 1999.

         The fifth phase was to implement Year 2000 compliant systems. The Corporation believes that all mission critical systems are now operating on a Year 2000 compliant basis.

         The Corporation has identified both customers and vendors with whom it has a material relationship and has determined that the risk that these third party relationships pose to the Corporation is low. For those customers where a borrowing relationship exists, the subsidiary banks have completed a customer risk assessment to determine the status of their Year 2000 efforts.

         The Corporation has developed a Year 2000 budget which includes administration, cost of new technology and the cost of testing. Total expenses from Year 2000 compliance are estimated to be $257,000 a $71,000 increase over the Corporation's prior estimate. Actual expenses incurred to date are $193,000. Expenses incurred to date in 1999 are $114,000 and it is projected that total Year 2000 expense in 1999 will approximate $178,000, a $44,000 increase over the prior estimate.

         The development of a Business Resumption Contingency Plan, to deal with the Corporation's worst case scenario, loss of electric power, has been completed. Contingency planning teams have been appointed and are led by the Year 2000 project manager. The Corporation hired an outside independent third party to assist the Corporation in preparing the contingency plan. The four phases to the plan include developing organization planning guidelines, performing a business impact analysis, drafting a business resumption contingency plan and validating the plan.

         Should the Corporation's worst case scenario, the loss of electric power, occur, the Corporation will have in place an electric generator at its operations center. This should allow the Corporation to continue to run its core operating system. Transactions that would be performed at a number of the Corporation's locations would then have to be transported to the operations center for input. This would continue until such time as normal electric power is restored.

         The Year 2000 project manager provides progress reports to the Corporation's Executive Committee on a weekly basis. Additionally progress reports are presented to the Corporation's and the subsidiary banks' Boards of Directors on a monthly basis.

         The Corporation's subsidiary banks are subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. In the event the Corporation's efforts as described above fail to adequately resolve any such Year 2000 issues affecting the Corporation's subsidiary banks, the Corporation could be subject to formal supervisory or enforcement actions by their respective regulators.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Between December 31, 1998 and June 30, 1999, there were no material changes in the Corporation's market risk.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 18, 1999. At the Annual Meeting, the stockholders elected Donald R. Hatt, Barry J. Kelley, Randall G. Labnon and Steven G. Boucher to three year terms as directors expiring at the 2002 annual meeting. The final vote for each of these elected directors is as follows;

                                   For                       Withheld
                                   ---                       --------

Donald R. Hatt                  1,290,986                     52,160
Barry J. Kelley                 1,329,986                     13,864
Randall G. Labnon               1,329,298                     13,848
Stephen G. Boucher              1,319,862                     23,284

In addition the stockholders approved the adoption of the Northway Financial, Inc. 1999 Stock Option and Grant Plan. The final vote regarding the approval of the Plan is as follows;

  For               Against           Abstain          Non-Votes
929,787             92,184            27,482            293,393

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                  Exhibit Number
                      (27) Financial Data Schedule

        (b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHWAY FINANCIAL, INC.

         August 13, 1999                 BY: \s\ William J. Woodward
                                             -----------------------------
                                             William J. Woodward
                                             President & CEO
                                             (Principal Executive Officer)

         August 13, 1999                 BY: \s\ George L. Fredette
                                             -----------------------------
                                             George L. Fredette
                                             Senior Vice President & CFO
                                             (Principal Financial and Accounting
                                             Officer)