Form 10-Q
period 1999-09-30
NORTHWAY FINANCIAL INC
filed 1999-11-15
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 29, 1999, there were 1,648,169 shares of common stock outstanding, par value $1.00 per share.

                                     INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.
         Financial Statements (Unaudited)

         Consolidated Statements of Income for the Three
         Months and Nine Months Ended September 30, 1999
         and 1998 ........................................................  3

         Consolidated Balance Sheets at September 30, 1999
         and December 31, 1998 ...........................................  4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998 ........................  5

         Notes to Consolidated Financial Statements ......................  7

Item 2.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................  8

Item 3.
         Quantitative and Qualitative Disclosures about
         Market Risk ..................................................... 12

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

Signatures ............................................................... 14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                    NORTHWAY FINANCIAL, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                                 Three Months               Nine Months
                                                                              Ended September 30,       Ended September 30,
(Dollars in thousands, except per share data)                                  1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                 $    6,967   $    6,208   $   19,201   $   18,107
   Investment securities available-for-sale                                     823          836        2,424        2,547
   Investment securities held-to-maturity                                       137          169          423          530
   Federal funds sold                                                             9          163          228          547
   Interest bearing deposits                                                      2            2            5            4
                                                                         ----------   ----------   ----------   ----------
      Total interest and dividend income                                      7,938        7,378       22,281       21,735
                                                                         ----------   ----------   ----------   ----------
Interest expense:
   Deposits                                                                   2,514        2,717        7,438        8,077
   Borrowed funds                                                               365          213          804          646
                                                                         ----------   ----------   ----------   ----------
      Total interest expense                                                 2 ,879        2,930        8,242        8,723
                                                                         ----------   ----------   ----------   ----------
      Net interest and dividend income                                        5,059        4,448       14,039       13,012
Provision for loan losses                                                       135          135          405          405
                                                                         ----------   ----------   ----------   ----------
      Net interest and dividend income after provision for loan losses        4,924        4,313       13,634       12,607
                                                                         ----------   ----------   ----------   ----------
Noninterest income:
   Service charges on deposit accounts and fees                                 232          206          683          623
   Securities gains, net                                                         85           16          496          408
   Other                                                                        338          175          808          463
                                                                         ----------   ----------   ----------   ----------
      Total noninterest income                                                  655          397        1,987        1,494
                                                                         ----------   ----------   ----------   ----------
Noninterest expense:
   Salaries and employee benefits                                             2,227        1,650        6,265        4,783
   Office occupancy and equipment                                               670          492        1,908        1,414
   Amortization of deposit purchase premium                                     104           75          254          226
   Other                                                                      1,139          930        3,229        2,686
                                                                         ----------   ----------   ----------   ----------
      Total noninterest expense                                               4,140        3,147       11,656        9,109
                                                                         ----------   ----------   ----------   ----------
      Income before income tax expense                                        1,439        1,563        3,965        4,992
Income tax expense                                                              483          516        1,352        1,683
                                                                         ----------   ----------   ----------   ----------
      Net income                                                         $      956   $    1,047   $    2,613   $    3,309
                                                                         ==========   ==========   ==========   ==========
      Comprehensive net income                                           $      683   $    1,182   $    1,639   $    3,486
                                                                         ==========   ==========   ==========   ==========
Per share data:
   Earnings per common share                                             $     0.58   $     0.60   $     1.55   $     1.91
   Cash dividends declared                                               $     0.14   $     0.14   $     0.42   $     0.28
Weighted average number of common shares                                  1,661,223    1,731,969    1,690,097    1,731,969

The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         Sept. 30,    Dec. 31,
(Dollars in thousands, except per share data)              1999        1998
--------------------------------------------------------------------------------
                                                       (Unaudited)    (Audited)
Assets
Cash and due from banks and interest bearing deposits    $ 11,972     $ 14,948
Federal funds sold                                           --         36,475
Investment securities available-for-sale                   55,583       50,567
Investment securities held-to-maturity                     11,107        6,509
Loans held for sale                                           450          535
Loans                                                     349,226      284,158
  Unearned income                                            (720)        (332)
  Allowance for loan losses                                (4,761)      (4,404)
                                                         --------     --------
  Loans, net                                              343,745      279,422
                                                         --------     --------
Real estate acquired by foreclosure                           172          158
Accrued interest receivable                                 2,142        1,846
Deferred income tax asset, net                              1,959        1,222
Premises and equipment, net                                10,267        9,963
Deposit purchase premium                                    1,393          860
Other assets                                                3,915        1,467
                                                         --------     --------
  Total assets                                           $442,705     $403,972
                                                         ========     ========

Liabilities and Stockholders' Equity
Liabilities:
  Interest bearing deposits                              $301,460     $305,113
  Non-interest bearing deposits                            50,847       45,808
  Securities sold under agreements to repurchase            8,972        6,791
  Short-term Federal Home Loan Bank advances               12,950        1,583
  Long-term Federal Home Loan Bank advances                24,528        1,528
  Other liabilities                                         4,360        2,193
                                                         --------     --------
    Total liabilities                                     403,117      363,016
                                                         --------     --------

Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000
     shares authorized; none issued                            --           --
   Common stock, $1 par value; 9,000,000 shares
     authorized; 1,731,969 shares issued and
     1,653,169 outstanding September 30, 1999
     and 1,729,969 outstanding December 31, 1998            1,732        1,732
   Additional paid-in-capital                               2,101        2,101
   Retained earnings                                       38,986       37,084
   Treasury stock, at cost (78,800 and 2,000
     shares, respectively)                                 (2,351)         (55)
   Accumulated other comprehensive (loss) income,
     net of tax                                              (880)          94
                                                         --------     --------
     Total stockholders' equity                            39,588       40,956
                                                         --------     --------
     Total liabilities and stockholders' equity          $442,705     $403,972
                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the Nine Months
                                                            Ended September 30,
(Dollars in thousands)                                      1999          1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                            $   2,613    $   3,309
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for:
      Loan losses                                             405          405
      Depreciation and amortization                           933          828
      Deferred income taxes                                  (123)           5
  Write-down of real estate acquired by foreclosure            39            5
  Gains on sales of investment securities
     available-for-sale,  net                                (496)        (408)
  Amortization of premium on investment and mortgage-backed
     securities, net                                           64           97
  Increase (decrease) in unearned income, net                 388         (135)
  Gains on sales of real estate acquired by foreclosure      --            (83)
  Net decrease (increase) in loans held for sale               85         (330)
  (Increase) decrease in accrued income receivable           (296)          61
  (Increase) in other assets                               (2,448)      (4,182)
  Increase in other liabilities                             2,167        3,667
                                                        ---------    ---------
      Net cash provided by operating activities             3,331        3,239
                                                        ---------    ---------
Cash flows from investing activities:
  Proceeds from sales of investment securities
     available-for-sale                                     5,038        3,059
  Proceeds from maturities of investment securities
     held-to-maturity                                       3,160        4,686
  Proceeds from maturities of investment securities
     available-for-sale                                     4,896       18,000
  Purchase of investment securities available-for-sale    (20,561)     (19,974)
  Purchase of investment securities held-to-maturity       (9,242)      (6,827)
  Principal payments received on investment securities
     held-to-maturity                                       1,452         --
  Principal payments received on investment securities
     available-for-sale                                     4,487        3,951
  Net increase in loans                                   (65,468)     (12,987)
  Proceeds from sales of real estate acquired
     by foreclosure                                           299          418
  Additions to deposit purchase premium                      (787)        --
  Additions to premises and equipment                        (983)      (1,359)
                                                        ---------    ---------
      Net cash used in investing activities               (77,709)     (11,033)
                                                        ---------    ---------
Cash flows from financing activities:
  Cash received from acquisition of branches               18,040         --
  Net (decrease) increase in deposits                     (16,654)       7,956
  Advances from Federal Home Loan Bank                    315,200        3,041
  Repayment of Federal Home Loan Bank advances           (280,833)      (6,252)
  Net increase in securities sold under agreements
     to repurchase                                          2,181          679
  Purchases of treasury stock                              (2,296)        --
  Cash dividends paid                                        (711)        (485)
                                                        ---------    ---------
      Net cash provided by financing activities            34,927        4,939
                                                        ---------    ---------
Net decreases in cash and cash equivalents                (39,451)      (2,855)
  Cash and cash equivalents at beginning of period         51,423       31,396
                                                        ---------    ---------
  Cash and cash equivalents at end of period            $  11,972    $  28,541
                                                        =========    =========

Cash paid during the period for:

  Interest                                              $   8,098    $   9,153
                                                        =========    =========
  Income taxes                                          $   1,429    $   1,628
                                                        =========    =========

Supplemental disclosures of non-cash activities:

  Loans transferred to real estate acquired
     by foreclosure                                     $     352    $     336
                                                        =========    =========
  Loans charged off, net of recoveries                  $      48    $     175
                                                        =========    =========
  Financed sales of real estate acquired by
     foreclosure                                        $      44    $     267
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)

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

     The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

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

     The Corporation's total assets at September 30, 1999 were $442.7 million compared to $404.0 million at December 31, 1998, a $38.7 million increase. Net loans, including loans held for sale, increased $64.2 million to $344.2 million, principal because installment loans outstanding, primarily indirect auto, increased $50.5 million during this period. Investment securities, primarily U.S. Government Agency and municipal obligations, increased $9.6 million to $66.7 million. Cash and cash equivalents decreased $39.5 million to $12.0 million as a result of the increases in loan and investment securities balances. Total deposits increased $1.4 million. The increase was primarily caused by the purchase of the two branches described above. The increase in deposits from the branch purchase was offset by a withdrawal of a $14.5 million temporary money market deposit on January 6, 1999 which was deposited on December 31, 1998. Federal Home Loan Bank advances increased $34.4 million while repurchase agreements increased $2.2 million. Total stockholders equity declined $1.4 million from $41.0 million at December 31, 1998 to $39.6 million at September 30, 1999. The decline in stockholders' equity was a result of treasury share purchases totaling $2.3 million, dividend payments of $0.7 million and a decline in the market value of securities available for sale of $1.0 million. This decrease in stockholders' equity was partially offset by net income of $2.6 million.

     The Corporation maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At September 30, 1999 the allowance for loan losses was $4.8 million, or 1.36% of total loans, as compared to $4.4 million, or 1.55% of total loans at December 31, 1998. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month and nine month periods ended September 30, 1999 and 1998 is as follows:

                                          Three Months         Nine Months
                                        Ended September 30, Ended September 30,
(Dollars in thousands)                      1999    1998     1999     1998
--------------------------------------------------------------------------------
Balance at beginning of period             $4,637  $4,344   $4,404   $4,156
                                           ------  ------   ------   ------
Charge-offs                                   (98)   (131)    (264)    (381)
Recoveries                                     87      38      216      206
                                           ------  ------   ------   ------
Net Charge-offs                               (11)    (93)     (48)    (175)
Provision for loan losses                     135     135      405      405
                                           ------  ------   ------   ------
Balance at end of period                   $4,761  $4,386   $4,761   $4,386
                                           ======  ======   ======   ======

     Nonperforming loans totaled $1.7 million as of September 30, 1999, compared to $2.5 million at December 31, 1998. The ratio of nonperforming loans to total loans was 0.48% as of September 30, 1999 compared to 0.90% at December 31, 1998 and the ratio of nonperforming assets to total assets was 0.42% as of September 30, 1999 compared to 0.67% at December 31, 1998.

Results of Operations

     The Corporation reported net income of $956 thousand, or $0.58 per share, for the three months ended September 30, 1999, versus $1,047 thousand, or $0.60 per common share, for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $2.6 million, or $1.55 per share, as compared to $3.3 million, or $1.91 per share, for the nine months ended September 30, 1998. The decrease in net income is a result of the implementation of several strategic initiatives in 1998 that have increased noninterest expense and reduced short term earnings in 1999. These initiatives include the opening of new branches in Conway Village and Tilton, New Hampshire; the creation of a statewide indirect lending program; and an expansion of the Corporation's traditional lending programs. Additional staffing and office facilities required by these initiatives is the primary cause for the increases in salaries and benefits and occupancy and equipment expenses.

     Net interest income for the third quarter increased $611 thousand to $5.0 million as compared to $4.4 million for the third quarter of the prior year. For the nine months ended September 30, 1999 net interest income increased $1.0 million to $14.0 million as compared to $13.0 million for the same period of the prior year. The increase is a result of higher average loan balances which enabled the Corporation to maintain the level of interest income while interest expense decreased due to a more favorable deposit mix and lower interest rates.

     Noninterest income increased $258 thousand to $655 thousand in the third quarter of 1999 versus $397 thousand in the third quarter of 1998. For the nine months ended September 30, 1999 noninterest income increased $0.5 million to $2.0 million as compared to $1.5 million for the same period of the prior year. The increase was primarily attributable to increases in security gains and increases in other noninterest income items resulting from the imposition of an ATM surcharge, the creation of mortgage servicing assets and loan fees.

     Noninterest expense increased $1.0 million to $4.1 million for the quarter ended September 30, 1999 compared to the $3.1 million recorded during the same period last year. For the nine months ended September 30, 1999 noninterest expense totaled $11.7 million, an increase of $2.6 million over the $9.1 million recorded for the same period of the prior year. The increase was principally attributable to the implementation of the strategic initiatives outlined above.

Income Tax Expense

     The Corporation recognized income tax expense of $1.4 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively. The effective tax rate was 34.1% and 33.7% for those respective periods. The increase in the effective tax rate is due to the fact that on April 29, 1999 New Hampshire adopted a new tax law that increased the rate of the Business Profits Tax from seven to eight percent of income. The tax applies to the Corporation's 1999 fiscal year.

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

     The Corporation's current level of liquidity and funds availability from outside sources are sufficient to meet the Corporation's needs, however the Corporation has been successful in its efforts to increase its lending capabilities and may need to identify additional sources of liquidity as the loan portfolio builds.

Capital

     The Corporation's Tier 1 and Total Risk Based Capital ratios were 12.76% and 14.01%, respectively, at September 30, 1999. The Corporation's leverage ratio at September 30, 1999 was 9.13%.

     As of September 30, 1999, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

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

     The fourth phase was to validate the renovations to the system. The testing of the core operating systems was substantially completed by December 31, 1998. The Corporation hired an outside independent third party to review the Corporation's validation and testing procedures. Validation of the core operating systems was completed on March 31, 1999.

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

     The Corporation has developed a Year 2000 budget which includes administration, cost of new technology and the cost of testing. Total expenses from Year 2000 compliance are estimated to be $263,000 a $6,000 increase over the Corporation's prior estimate. Actual expenses incurred to date are $202,000. Expenses incurred to date in 1999 are $123,000 and it is projected that total Year 2000 expense in 1999 will approximate $162,000, a $16,000 decrease over the prior estimate.

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

     Should the Corporation's worst case scenario, the loss of electric power, occur, the Corporation now has in place an electric generator at its operations center. This should allow the Corporation to continue to run its core operating system. Transactions that would be performed at a number of the Corporation's locations would then have to be transported to the operations center for input. This would continue until such time as electric power is restored.

     The Year 2000 project manager provides progress reports to the Corporation's and the subsidiary banks' Boards of Directors on a monthly basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Between December 31, 1998 and September 30, 1999, there were no material changes in the Corporation's market risk.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                  Exhibit Number
                       (27)     Financial Data Schedule

            (b) The Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NORTHWAY FINANCIAL, INC.

     November 12, 1999         BY: \S\  William J. Woodward
                                        -------------------
                                        William J. Woodward
                                        President & CEO
                                        (Principal Executive Officer)

     November 12, 1999         BY: \S\  George L. Fredette
                                        -------------------
                                        George L. Fredette
                                        Senior Vice President & CFO
                                        (Principal Financial and Accounting
                                        Officer)