Form 10-K
period 1999-12-31
NORTHWAY FINANCIAL INC
filed 2000-03-30
CIK 1041753

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
      of 1934.
    (No Fee Required)
    For the fiscal year ended December 31, 1999

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

    Common Stock, Par Value $1.00

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares of common stock held by nonaffiliates of the registrant as of March 17, 2000 was 1,359,798 for an aggregate market value of $29,915,556.

    At March 17, 2000, there were 1,602,569 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

===============================================================================

                           FORM 10-K TABLE OF CONTENTS

                            NORTHWAY FINANCIAL, INC.

                                     PART I
                                     ------

ITEM 1   Business.......................................................    1

ITEM 2   Properties.....................................................    7

ITEM 3   Legal Proceedings..............................................    7

ITEM 4   Submission of Matters to a Vote of Security Holders............    7

                                     PART II
                                     -------

ITEM 5   Market for the Registrant's Common Stock and Related Security
         Holder Matters.................................................    7

ITEM 6   Selected Financial Data........................................    8

ITEM 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ........................................   10

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk.....   10

ITEM 8   Financial Statements and Supplementary Material................   10

ITEM 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................   10

                                    PART III
                                    --------

ITEM 10  Directors and Executives Officers of the Registrant............   10

ITEM 11  Executive Compensation.........................................   10

ITEM 12  Security Ownership of Certain Beneficial Owners and Management    10

ITEM 13  Certain Relationships and Related Transactions.................   10

                                     PART IV
                                     -------

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K   11

            Signatures..................................................   12

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

      BCB, which was first organized in 1891, and PNB, which was first organized in 1881, are engaged in a general commercial banking business and offer commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit. During 1998, Northway, through the subsidiary banks, established an indirect lending business unit in Concord, New Hampshire. The unit has substantially increased the volume of secured consumer installment loans originated by the Banks. The Banks accept savings, time, demand, NOW and money market deposit accounts, and offer a variety of banking services including travelers checks, safe deposit boxes, Master Charge accounts, overdraft lines of credit and wire transfer services. The Banks have 17 automatic teller machines to allow customers limited banking services on a 24 hour basis.

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

Investment Activities

      The following table presents the carrying amount of Northway's investment securities available-for-sale and held-to-maturity as of December 31, 1999, 1998 and 1997 (dollars in thousands):

                                           1999       1998       1997
                                         -------    -------    -------
Available-for-sale:
  US Treasury and other
     US government agencies              $26,449    $17,391    $11,929
  Mortgage-backed securities(1)           18,813     24,512     31,235
  Corporate notes                           --         --        5,000
  Marketable equity securities             2,780      2,741      2,796
  Nonmarketable equity securities          4,456      2,038      2,038
  State and political subdivisions         3,500      3,885      4,143
                                         -------    -------    -------
                                          55,998     50,567     57,141
                                         -------    -------    -------
Held-to-maturity:
  Mortgage-backed securities(1)          $ 3,601    $ 5,501    $ 8,400
  State and political subdivisions         1,550      1,008      2,912
                                         -------    -------    -------
                                           5,151      6,509     11,312
                                         -------    -------    -------
Total Investment Securities              $61,149    $57,076    $68,453
                                         =======    =======    =======

(1) Includes Collateralized Mortgage Obligations.

      The following table sets forth the amortized cost of Northway's debt obligations maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 1999 (dollars in thousands):


                                              Maturities
                          -------------------------------------------------
                                    One to     Five to     Over
Available-for-sale:        Within    five        ten        ten      Total
                          one year   years      years      years      Cost
                          --------   -----      -----      -----      ----
US Treasury and other
  US government agencies    $500    $14,496    $12,470    $  --      $27,466
Mortgage-backed
 securities (1)              --         824     16,034      2,460     19,318
State and political
  subdivisions               102        368        728      2,280      3,478
                            ----    -------    -------    -------    -------
                            $602    $15,688    $29,232    $ 4,740    $50,262
                            ====    =======    =======    =======    =======
Market value                $604    $15,279    $28,159    $ 4,720    $48,762
                            ====    =======    =======    =======    =======

Weighted average yield     6.88%      6.16%      6.09%      6.78%      6.19%

                                                   Maturities
                                  ---------------------------------------------
                                            One to   Five to    Over
Held-to-maturity:                  Within    five      ten       ten      Total
                                  one year   years    years     years      Cost
                                  --------   -----    -----     -----      ----
Mortgage-backed securities(1)     $  --      $570    $1,377    $1,654    $3,601
State and political subdivisions   1,050      --        --        500     1,550
                                  ------     ----    ------    ------    ------

                                  $1,050     $570    $1,377    $2,154    $5,151
                                  ======     ====    ======    ======    ======
Market value                      $1,054     $568    $1,358    $2,115    $5,095
                                  ======     ====    ======    ======    ======

Weighted average yield             7.60%    7.18%     6.14%     6.67%     6.77%

(1) Includes Collateralized Mortgage Obligations

Lending Activities

  The following table sets forth information with respect to the composition of Northway's loan portfolio, excluding loans held for sale, as of December 31, 1999, 1998, 1997, 1996 and 1995 (dollars in thousands):

                                                                 December 31,
                                         -----------------------------------------------------------
                                         1999          1998         1997         1996         1995
                                       --------      --------     --------     --------     --------
Real estate:
  Residential                          $139,389      $146,603     $152,041     $145,847     $139,941
  Commercial                             93,061        77,680       61,873       43,901       37,595
  Construction                            4,360         4,118        5,664        2,329          363
Commercial                               28,833        25,874       21,460       27,293       24,283
Installment                              24,147        25,070       23,476       18,733       14,533
Indirect Installment                     76,339            18         --           --           --
Other                                     7,369         4,795        2,769        2,999        2,277
                                       --------      --------     --------     --------     --------
  Total Loans                           373,498       284,158      267,283      241,102      218,992
Less:
  Unearned income                           732           332          526          719        1,014
  Allowance for loan losses               4,887         4,404        4,156        3,941        3,866
                                       --------      --------     --------     --------     --------
                                          5,619         4,736        4,682        4,660        4,880
                                       --------      --------     --------     --------     --------
Net Loans                              $367,879      $279,422     $262,601     $236,442     $214,112
                                       ========      ========     ========     ========     ========

The following table presents the maturity distribution of Northway's real estate construction and commercial loans at December 31, 1999 (dollars in thousands):

                                                      Percent of
                                           Amount        Total
                                           ------      ---------
               Within one year            $ 3,017        9.09%
             One to five years             11,562       34.83
               Over five years             18,614       56.08
                                          $33,193      100.00%

  Northway's real estate construction and commercial loans due after one year at December 31, 1999 were comprised of the following (dollars in thousands):

                                            Amount
                                            ------
           Fixed interest rate             $17,933
      Adjustable interest rate              12,243
                                           -------
                                           $30,176
                                           =======

Asset Quality

  At December 31, 1999, Northway had no classified loans. Any such loans represent a higher degree of risk and could become non-performing loans in the future.

Analysis of the Allowance for Loan Losses

  The following table reflects activity in Northway's allowance for loan losses for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 (dollars in thousands):

                                                            Years ended December 31,
                                                1999       1998       1997       1996       1995
                                               ------     ------     ------     ------     ------
Balance at the beginning of period             $4,404     $4,156     $3,941     $3,866     $3,682
Charge-offs:
  Real estate                                     159        383        452        583        456
  Commercial                                       25         67        105         29        190
  Installment loans to individuals                120         74         48         27         29
  Credit card                                    --         --            1         11         21
    Other                                        --         --            6       --           --
                                               ------     ------     ------     ------     ------
     Total                                        304        524        612        650        696
                                               ------     ------     ------     ------     ------
Recoveries:
  Real estate                                     213        115        212        160        177
  Commercial                                       21         98         55         11         28
  Installment loans to individuals                 12         17         19         28         11
  Credit card                                       1          2          4         14         12
    Other                                        --         --            2       --           --
                                               ------     ------     ------     ------     ------
     Total                                        247        232        292        213        228
                                               ------     ------     ------     ------     ------
Net charge-offs                                    57        292        320        437        468
Provision charged to expense                      540        540        535        512        652
                                               ------     ------     ------     ------     ------
Balance at the end of period                   $4,887     $4,404     $4,156     $3,941     $3,866
                                               ======     ======     ======     ======     ======

Ratio of net charge-offs to average loans       0.02%      0.11%      0.12%      0.20%      0.32%

Allocation of the Allowance for Loan Losses

  The following table sets forth the breakdown of Northway's allowance for loan losses in Northway's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                       December 31,
                   ------------------------------------------------------------------------------------------------------------
                              1999                   1998                  1997                 1996                   1995
                   --------------------  -------------------   --------------------  --------------------  --------------------
                            Percent of            Percent of            Percent of           Percent of             Percent of
                          loans in each         loans in each         loans in each         loans in each         loans in each
                           category to           category to           category to           category to           category to
                   Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans
                   ------ -------------  ------ ------------   ------ -------------  ------ -------------  ------  -----------
Commercial         $  530       7.7%     $  651       9.1%     $  613       8.0%     $  582      11.3%     $  924      11.1%
Real estate:
  Commercial &
  Construction      1,773      26.1       1,325      28.8       1,251      25.3       1,186      19.2        675       17.2
  Residential         503      37.3       1,478      51.6       1,395      56.9       1,323      60.5      1,417       64.1
Installment         1,125      26.9         210       8.8         198       8.8         188       7.8         147       6.6
Other                  60       2.0          58       1.7          55       1.0          52       1.2          53       1.0
Unallocated           896       N/A         682       N/A         644       N/A         610       N/A         650       N/A
                   ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
                   $4,887     100.0%     $4,404     100.0%     $4,156     100.0%     $3,941     100.0%     $3,866     100.0%
                   ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

Deposits

  The information set forth on page 30 of Registrants 1999 Annual Report is incorporated herein by reference.

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

  On November 12, 1999 the Gramm-Leach-Bliley Act (the "Act") was signed by the president and enacted into law. The Act does three fundamental things; (i) it repeals key provisions of the Glass Steagall Act with the intent to facilitate affiliations among banks, securities firms, insurance firms and other financial companies; (ii) it substantially modifies the Bank Holding Company Act ("BHC Act") to authorize bank holding companies that qualify to become "financial holding companies" allowing them to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity;
(iii) it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The activities of bank holding companies would continue to be limited to activities authorized currently under the BHC Act. The Company has not pursued "financial holding company" status at this time and is therefore subject to the restrictions of the BHC Act as outlined above.

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

  Both BCB and PNB are subject to the provisions of the Community Reinvestment Act (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by the institution, including those of low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public.

  An institution's CRA rating is taken into account by its regulators in considering various types of applications. In addition, an institution receiving a rating of substantial noncompliance is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act (the
FDIA). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies. Formation of a "financial holding company" under the Gramm-Leach-Bliley Act is also dependent of the maintenance of a "satisfactory" CRA rating.

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

Competition

  Northway's banking subsidiaries face significant competition in their respective market from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect Northway's ability to achieve its financial goals. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by Northway.

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

Employees

  As of December 31, 1999, Northway and its subsidiaries had approximately 242 full-time equivalent employees. Northway considers its employee relations to be good.

ITEM 2.  PROPERTIES

  Northway operates 17 branch offices and a loan origination facility in the central and northern New Hampshire towns of Berlin, Conway (4), Gorham (2), Groveton, Littleton, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (2), Franklin and Concord. Eleven of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located in properties it owns. Northway leases five of its branches and the loan origination facility under five-year leases expiring between December 31, 2000 and November 20, 2004. Northway also operates a limited services facility at the Plymouth Regional High School. Eleven of Northway's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3.  LEGAL PROCEEDINGS

  Northway is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

  No matters were submitted to a vote of stockholders during the quarter ended December 31,1999.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  Northway's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market, and the dividends paid on the common stock:

                                          Price Per Share
                                          ---------------
                                     Low         High     Dividends Per Share
                                     ---         ----     -------------------

             1999    4th Quarter    $26.00      $28.75          $0.14
                     3rd Quarter    $26.00      $29.75          $0.14
                     2nd Quarter    $25.25      $30.25          $0.14
                     1st Quarter    $29.75      $31.00          $0.14

             1998    4th Quarter    $24.00      $30.00          $0.14
                     3rd Quarter    $24.75      $35.25          $0.14
                     2nd Quarter    $32.50      $36.00          $0.14
                     1st Quarter    $29.75      $32.75             --

  On March 17, 2000, the closing sales price of the common stock on the Nasdaq National Market was $22.00 per share. As of such date, there were approximately 1,480 holders of record of the Northway common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth the selected consolidated financial information of Northway for the five years in the period ended December 31, 1999. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 and Northway's Consolidated Financial Statements and Notes thereto. As a result of the Merger described under Item 1, the selected consolidated financial data for 1997, 1996 and 1995 reflects the combined results of operations and financial position of Northway Financial, Inc. and Pemi Bancorp, Inc. restated for such periods pursuant to the pooling of interests method of accounting. See Note 19 to the Consolidated Financial Statements.

At or for the years ended December 31,               1999         1998         1997         1996         1995
-------------------------------------------------------------------------------------------------------------
($000 Omitted, except per share data)

Balance Sheet Data:
Total assets                                     $462,552     $403,972     $377,866     $372,581     $357,917
Investment securities available-for-sale           55,998       50,567       57,141       90,530       86,701
Investment securities held-to-maturity              5,151        6,509       11,312       12,199       15,377
Loans, net of unearned income                     372,766      283,826      266,757      240,383      217,978
Allowance for loan losses                           4,887        4,404        4,156        3,941        3,866
Other real estate owned                               115          158          222          202          492
Deposit assumption premium                          1,271          860        1,161        1,462        1,800
Deposits                                          343,029      350,921      322,063      322,315      310,388
Securities sold under agreements to repurchase      7,468        6,791        6,146        4,620        6,087
Stockholders' equity                               39,286       40,956       37,526       33,663       31,102
Income Statement Data:
Net interest and dividend income                 $ 19,341     $ 17,535     $ 17,027     $ 15,717     $ 15,493
Provision for loan losses                             540          540          535          512          652
Noninterest income                                  2,724        2,019        1,680        1,602        1,257
Noninterest expense                                15,799       12,910       11,859       10,976       10,613
Net income                                          3,764        4,068        4,039        3,857        3,596
Per Common Share Data:
Net income                                       $   2.25     $   2.35     $   2.33     $   2.23     $   2.08
Cash dividends declared                              0.56         0.42         0.55         0.52         0.44
Book value                                          24.32        23.67        21.67        19.44        17.96
Tangible book value (1)                             23.54        23.18        21.00        18.59        16.92
Selected Ratios:
Return on average assets                             0.90%        1.06%        1.07%        1.05%        1.02%
Return on average equity                             9.37        10.25        11.14        12.04        12.71
Dividend payout                                     25.03        17.90        23.69        23.13        21.22
Average equity to average assets                     9.62        10.35         9.60         8.69         8.00

(1) Stockholders equity as of December 31, 1999, 1998, 1997, 1996 and 1995 has been reduced by deposit assumption premium.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth on pages 9 through 19 of Registrants 1999 Annual Report is incorporated herein by reference.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

   The information set forth on pages 20 through 42 of Registrants 1999 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees" and "Executive Officers" in Northway's definitive proxy statement to be delivered in connection with its 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in Northway's definitive proxy statement to be delivered in connection with its 2000 Annual Meeting of Stockholders, provided however, that the "Report on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in Northway's definitive proxy statement to be delivered in connection with its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in Northway's definitive proxy statement to be delivered in connection with its 2000 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

       (1) Financial Statements:

           Report of Independent Accountants

           Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

           Consolidated Statements of Income for the fiscal years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Changes in Stockholders Equity for the fiscal years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules:

          None

       (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

   (b) Northway filed no Reports on Form 8-K during the quarter ended December 31, 1999.

   (c) See Item 14(a)(3) above

   (d) See Item 8 to this Annual Report on Form 10-K

                                   SIGNATURES

   Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHWAY FINANCIAL, INC.

   March 21, 2000                         BY: /S/ William J. Woodward
                                              --------------------------------
                                              William J. Woodward
                                              President & CEO

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                             Title                     Date
      ---------                             -----                     ----

                               Chairman of the Board, President   March 21, 2000
                               and Chief Executive Officer
/S/ William J. Woodward        (Principal Executive Officer)
---------------------------
William J. Woodward


/S/ Fletcher W. Adams          Vice Chairman of the Board         March 21, 2000
---------------------------
Fletcher W. Adams


/S/ John D. Morris             Director                           March 21, 2000
---------------------------
John D. Morris


/S/ John H. Noyes              Director                           March 21, 2000
---------------------------
John H. Noyes


/S/ Barry J. Kelley            Director                           March 21, 2000
---------------------------
Barry J. Kelley


/S/ Randall G. Labnon          Director                           March 21, 2000
---------------------------
Randall G. Labnon


/S/ Stephen G. Boucher         Director                           March 26, 2000
---------------------------
Stephen G. Boucher


/S/ Peter H. Bornstein         Director                           March 21, 2000
---------------------------
Peter H. Bornstein


/S/ Charles H. Clifford, Jr.   Director                           March 21, 2000
---------------------------
Charles H. Clifford, Jr.


/S/ Arnold P. Hanson, Jr.      Director                           March 21, 2000
---------------------------
Arnold P. Hanson, Jr.


/S/ Bruce W. Keough            Director                           March 24, 2000
---------------------------
Bruce W. Keough


                               Senior Vice President, Chief       March 21, 2000
                               Financial Officer and
                               Treasurer (Principal Financial
/S/ George L. Fredette         and Accounting Officer)
---------------------------
George L. Fredette

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

   10.3           Amendment to the Employment agreement for William J. Woodward.
                  (incorporated by reference to Exhibit 10.3 to Northway's Annual Report on Form 10-K for the year ended December 31,
                  1998).(2)

   10.4           Amendment to the Employment agreement for Fletcher W. Adams.
                  (incorporated by reference to Exhibit 10.4 to Northway's Annual Report on Form 10-K for the year ended December 31,
                  1998). (2)

   10.5 Employment agreement for Paul M. Ferguson. (incorporated by reference to Exhibit 10.6 to Northway's Annual Report on Form 10-K for the year ended December 31, 1998). (2)

   10.6 Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571dated July 23,1999). (2)

   10.7           Employment agreement for George L. Fredette. (1) (2)

   10.8           Form of Key Employee Agreement. (1)

   13             Northway Financial, Inc. 1999 Annual Report to
                  Stockholders (1)

   21             List of Subsidiaries(1)

   23.1           Consent of Shatswell, MacLeod & Company, P.C. (1)

   27             Financial Data Schedule(1)

-------------------
(1) Filed herewith
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report