Form 10-Q
period 2000-03-31
NORTHWAY FINANCIAL INC
filed 2000-05-12
CIK 1041753

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended March 31, 2000

    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

                                    No Change
                                    ---------
(Former name, former address and former fiscal year, if changed since last year)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety (90) days.   YES [X]   NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At May 8, 2000, there were 1,598,069 shares of common stock outstanding, par value $1.00 per share.

================================================================================

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1
         Financial Statements (Unaudited)

         Consolidated Statements of Income for the Three Months
         Ended March 31, 2000 and 1999 ....................................    3

         Consolidated Balance Sheets at March 31, 2000 and December
         31, 1999 .........................................................    4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999 ....................................    5

         Notes to Consolidated Financial Statements .......................    7

Item 2
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    8

Item 3
         Quantitative and Qualitative Disclosures about Market Risk .......   10

PART II. OTHER INFORMATION

Item 1
         Legal Proceedings ................................................   11

Item 2
         Changes in Securities ............................................   11

Item 3
         Defaults Upon Senior Securities ..................................   11

Item 4
         Submission of Matters to a Vote of Security Holders ..............   11

Item 5
         Other Information ................................................   11

Item 6
         Exhibits and Reports on Form 8-K .................................   11

Signatures ................................................................   12

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Three Months
                                                              Ended March 31,
(Dollars in thousands, except per share data)               2000           1999
--------------------------------------------------------------------------------

Interest and dividend income:
     Loans                                                 $7,914         $5,928
     Investment securities available-for-sale                 847            751
     Investment securities held-to-maturity                    73            133
     Federal funds sold                                         3            210
     Interest bearing deposits                                  2              1
                                                           ---------------------
        Total interest and dividend income                  8,839          7,023
                                                           ---------------------

Interest expense:
     Deposits                                               2,409          2,496
     Borrowed funds                                         1,147            162
                                                           ---------------------
        Total interest expense                              3,556          2,658
                                                           ---------------------

        Net interest and dividend income                    5,283          4,365
Provision for loan losses                                     245            135
                                                           ---------------------

        Net interest and dividend income after provision
        for loan losses                                     5,038          4,230
                                                           ---------------------

Noninterest income:
     Service charges on deposit accounts and fees             235            213
     Securities gains, net                                    120            318
     Other                                                    203            187
                                                           ---------------------
        Total noninterest income                              558            718
                                                           ---------------------

Noninterest expense:
     Salaries and employee benefits                         2,185          2,005
     Office occupancy and equipment                           680            613
     Amortization of deposit purchase premium                 103             75
     Other                                                  1,086          1,038
                                                           ---------------------
        Total noninterest expense                           4,054          3,731
                                                           ---------------------

        Income before income tax expense                    1,542          1,217
Income tax expense                                            538            399
                                                           ---------------------

        Net income                                         $1,004         $  818
                                                           =====================

        Comprehensive net income                           $  777         $  648
                                                           =====================

Per share data:
     Earnings per common share                             $ 0.62         $ 0.48
     Cash dividends declared                               $ 0.15         $ 0.14
Weighted average number of common shares                   1,607,744   1,715,288

The accompanying notes are an integral part of these consolidated financial statements.

                                       NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                               Mar. 31,     Dec. 31,
(Dollars in thousands, except per share data)                                    2000         1999
-----------------------------------------------------------------------------------------------------
                                                                              (Unaudited)   (Audited)
Assets
Cash and due from banks and interest bearing deposits                          $ 13,863     $ 16,087
                                                                               ---------------------
Federal funds sold                                                                  450         --
Investment securities available-for-sale                                         55,196       55,998
Investment securities held-to-maturity                                            4,442        5,151
Loans held for sale                                                                  96           54
Loans                                                                           387,501      373,498
     Unearned income                                                               (150)        (732)
     Allowance for loan losses                                                   (4,115)      (4,887)
                                                                               ---------------------
         Loans, net                                                             383,236      367,879
                                                                               ---------------------
Real estate acquired by foreclosure                                                  65          115
Accrued interest receivable                                                       2,209        2,391
Deferred income tax asset, net                                                    2,559        2,260
Premises and equipment, net                                                      10,282       10,387
Deposit purchase premium                                                          1,169        1,271
Other assets                                                                      1,051          959
                                                                               ---------------------
         Total assets                                                          $474,618     $462,552
                                                                               =====================

Liabilities and Stockholders' Equity
Liabilities:
     Interest bearing deposits                                                 $287,252     $293,104
     Non-interest bearing deposits                                               49,930       49,925
     Securities sold under agreements to repurchase                               7,554        7,468
     Short-term Federal Home Loan Bank advances                                  24,908        9,950
     Long-term Federal Home Loan Bank advances                                   60,528       58,528
     Other liabilities                                                            4,928        4,291
                                                                               ---------------------
         Total liabilities                                                      435,100      423,266
                                                                               ---------------------

Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000 shares authorized; none issued       --           --
     Common stock, $1 par value; 9,000,000 shares authorized;
       1,731,969 shares issued and 1,605,569 outstanding March 31, 2000
       and 1,615,169 outstanding December 31, 1999                                1,732        1,732
     Additional paid-in-capital                                                   2,101        2,101
     Retained earnings                                                           40,669       39,906
     Treasury stock, at cost (129,400 and 116,800 shares, respectively)          (3,702)      (3,398)
     Accumulated other comprehensive (loss) income, net of tax                   (1,282)      (1,055)
                                                                               ---------------------
         Total stockholders' equity                                              39,518       39,286
                                                                               ---------------------
         Total liabilities and stockholders' equity                            $474,618     $462,552
                                                                               =====================

The accompanying notes are an integral part of these consolidated financial statements.

                                           NORTHWAY FINANCIAL, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                           For the Three Months
                                                                                             Ended March 31,
(Dollars in thousands)                                                                      2000        1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                           $  1,004    $    818
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                 245         135
     Depreciation and amortization                                                             347         302
     Deferred income taxes                                                                    (150)       (124)
     Gains on sales of investment securities available-for-sale,  net                         (120)       (318)
     Amortization of premium & accretion of discounts on securities, net                        13          18
     (Decrease) increase in unearned income, net                                              (582)         13
     Gains on sales of real estate acquired by foreclosure                                     (25)         (1)
     Net (increase) decrease in loans held for sale                                            (42)        103
     Net change in other assets and other liabilities                                          727       1,342
                                                                                          --------------------
        Net cash provided by operating activities                                            1,417       2,288
                                                                                          --------------------
Cash flows from investing activities:
     Proceeds from sales of investment securities available-for-sale                           618       3,687
     Proceeds from maturities of investment securities held-to-maturity                        834       2,212
     Proceeds from maturities of investment securities available-for-sale                    1,245       4,483
     Purchase of investment securities available-for-sale                                   (1,330)    (17,746)
     Purchase of investment securities held-to-maturity                                       (125)     (6,365)
     Net increase in loans                                                                 (15,020)     (5,352)
     Proceeds from sales of real estate acquired by foreclosure                                 75          80
     Additions to premises and equipment                                                      (140)        (87)
                                                                                          --------------------
        Net cash used in investing activities                                              (13,843)    (19,088)
                                                                                          --------------------
Cash flows from financing activities:
     Net decrease in deposits                                                               (5,847)    (24,204)
     Advances from Federal Home Loan Bank                                                   10,000         400
     Repayment of Federal Home Loan Bank advances                                           (8,000)       (400)
     Net increase in short-term Federal Home Loan Bank advances                             14,985        --
     Net increase in securities sold under agreements to repurchase                             86       3,528
     Purchases of treasury stock                                                              (304)     (1,597)
     Cash dividends paid                                                                      (241)       (242)
                                                                                          --------------------
        Net cash provided by financing activities                                           10,652     (22,515)
Net decreases in cash and cash equivalents                                                  (1,774)    (39,315)
     Cash and cash equivalents at beginning of period                                       16,087      51,423
                                                                                          --------------------
     Cash and cash equivalents at end of period                                           $ 14,313    $ 12,108
                                                                                          ====================


                                                                                                        Continued....

The accompanying notes are an integral part of these consolidated financial statements.

                                           NORTHWAY FINANCIAL, INC.
                                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                  (Unaudited)
                                                                                           For the Three Months
                                                                                             Ended March 31,
(Dollars in thousands)                                                                      2000        1999
--------------------------------------------------------------------------------------------------------------
Cash paid during the period for:

     Interest                                                                             $  3,781    $  2,600
                                                                                          ====================

     Income taxes                                                                         $     60    $    451
                                                                                          ====================

Supplemental disclosures of non-cash activities:

     Loans transferred to real estate acquired by foreclosure                             $   --      $    108
                                                                                          ====================

     Loans charged off, net of recoveries                                                 $  1,017    $    (23)
                                                                                          ====================































The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

        The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

         The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, plans related to products or services of the Corporation and its subsidiaries. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation. To the extent any such risks, uncertainties and contingencies are realized, the Corporation's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, interest rate fluctuations, the demand for the Corporation's products and services, competitive factors in the industries in which the Corporation competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, etc.

         In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward looking statement contained herein; a) the rise in interest rates over the past year and expected increases in interest rates during the remainder of the year 2000; b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

Financial Condition

         The Corporation's total assets at March 31, 2000 were $474.6 million compared to $462.6 million at December 31, 1999, a $12.0 million increase. Net loans, including loans held for sale, increased $15.4 million to $383.3 million, principally because of increases in installment loans and commercial real estate loans outstanding. Total deposits decreased $5.8 million. Federal Home Loan Bank advances increased $17.0 million to fund loan growth and offset the decline in deposits. Total stockholders equity increased $0.2 million from $39.3 million at December 31, 1999 to $39.5 million at March 31, 2000. The increase in stockholders' equity was a attributable to net income of $1.0 million, offset by treasury share purchases totaling $0.3 million, dividend payments of $0.3 million and a $0.2 million decline in accumulated other comprehensive income.

         The Corporation maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At March 31, 2000 the allowance for loan losses was $4.1 million, or 1.06% of total loans, as compared to $4.9 million, or 1.31% of total loans at December 31, 1999. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month period ended March 31, 2000 and 1999 is as follows:

                                                                Three Months
                                                              Ended March 31,
(Dollars in thousands)                                        2000       1999
--------------------------------------------------------------------------------

Balance at beginning of period                              $4,887       $4,404
                                                            -------------------
Charge-offs                                                 (1,202)         (89)
Recoveries                                                     185          112
                                                            -------------------
Net Charge-offs                                             (1,017)          23
Provision for loan losses                                      245          135
                                                            -------------------
Balance at end of period                                    $4,115       $4,562
                                                            -------------------

         Nonperforming loans totaled $3.5 million as of March 31, 2000, compared to $4.6 million at December 31, 1999. The decline in nonperforming loans was due to the sale of $1.2 million of non-accrual loans on February 29 and charge-offs of $1.2 million. Approximately $1.0 million of the $1.2 million in charge-offs related to one large borrowing relationship. The Company may make additional provisions to the allowance for loan losses or incur additional charge-offs related to this credit in the future. The ratio of nonperforming loans to total loans was 0.90% as of March 31, 2000 compared to 1.23% at December 31, 1999 and the ratio of nonperforming assets to total assets was 0.78% as of March 31, 2000 compared to 1.02% at December 31, 1999.

Results of Operations

         The Corporation reported net income of $1.0 million, or $0.62 per share, for the three months ended March 31, 2000, versus $818 thousand, or $0.48 per common share, for the three months ended March 31, 1999. The increase in net income is primarily a result of increases in average loan balances resulting in increased net interest income. Net interest income for the first quarter increased $918 thousand to $5.3 million as compared to $4.4 million for the first quarter of the prior year. Due to the above mentioned increase in loan volumes, the provision for loan losses increased $110 thousand to $245 thousand for the quarter ended March 31, 2000 versus $135 thousand for the same quarter of the prior year.

         Noninterest income decreased $160 thousand to $558 thousand in the first quarter of 2000 versus $718 thousand in the first quarter of 1999. The decrease was primarily attributable to decreases in security gains which were $198 thousand below the level of the prior year.

          Noninterest expense increased $323 thousand to $4.1 million for the quarter ended March 31, 2000 compared to the $3.7 million recorded during the same period last year. The increase was principally attributable to ongoing operating expenses resulting from the acquisition or opening of four additional branches since the first quarter of the prior year.

Income Tax Expense

         The Corporation recognized income tax expense of $538 thousand and $399 thousand for the three months ended March 31, 2000 and 1999, respectively. The effective tax rate was 34.9% and 32.8% for those respective periods. The increase in the effective tax rate is due to the fact that on April 29, 1999 New Hampshire adopted a new tax law that increased the rate of the Business Profits Tax from seven to eight percent of income and because the Company has had a significant reduction in tax exempt investments versus the amount carried in the prior year.

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

         The Corporation's current level of liquidity and funds availability from outside sources are sufficient to meet the Corporation's needs. The Corporation however, has been successful in its efforts to increase its lending capabilities and may need to identify additional sources of liquidity as the loan portfolio builds.

Capital

         The Corporation's Tier 1 and Total Risk Based Capital ratios were 11.38% and 12.63%, respectively, at March 31, 2000. The Corporation's leverage ratio at March 31, 2000 was 8.44%.

         As of March 31, 2000, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Between December 31, 1999 and March 31, 2000, there were no material changes in the Corporation's market risk.

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


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
                      Exhibit Number
                      --------------
                           (27)      Financial Data Schedule

            (b) The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORTHWAY FINANCIAL, INC.

         May 11, 2000                      BY: \S\ William J. Woodward
                                               ---------------------------------
                                                   William J. Woodward
                                                   President & CEO
                                                   (Principal Executive Officer)

         May 11, 2000                      BY: \S\ George L. Fredette
                                               ---------------------------------
                                                   George L. Fredette
                                                   Senior Vice President & CFO
                                                   (Principal Financial and
                                                   Accounting Officer)