Form 10-Q
period 2000-06-30
NORTHWAY FINANCIAL INC
filed 2000-08-11
CIK 1041753

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000

      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________  to_________________

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At August 1, 2000, there were 1,585,069 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1
      Financial Statements (Unaudited)

      Consolidated Statements of Income for the Three Months and Six
      Months Ended June 30, 2000 and 1999 .................................    3

      Consolidated Balance Sheets at June 30, 2000 and December
      31, 1999 ............................................................    4

      Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 2000 and 1999 ........................................    5

      Notes to Consolidated Financial Statements ..........................    7

Item 2
      Management's Discussion and Analysis of Financial Condition
      and Results of Operations ...........................................    8

Item 3
      Quantitative and Qualitative Disclosures about Market Risk ..........   11

PART II.    OTHER INFORMATION

Item 1
      Legal Proceedings ...................................................   12

Item 2
      Changes in Securities ...............................................   12

Item 3
      Default Upon Senior Securities ......................................   12

Item 4
      Submission of Matters to a Vote of Security Holders .................   12

Item 5
      Other Information ...................................................   12

Item 6
      Exhibits and Reports on Form 8-K ....................................   12

Signatures ................................................................   13

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                             NORTHWAY FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
Three Months                                                                             Six Months
                                                         Ended June 30,                  Ended June 30,
(Dollars in thousands, except per share data)             2000            1999             2000            1999
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                 $8,206          $6,306          $16,120          $12,234
   Investment securities available-for-sale                 844             850            1,691            1,601
   Investment securities held-to-maturity                    69             153              142              286
   Federal funds sold                                         5               9                8              219
   Interest bearing deposits                                  3               2                5                3
                                                         --------------------------------------------------------
      Total interest and dividend income                  9,127           7,320           17,966           14,343
                                                         --------------------------------------------------------
Interest expense:
   Deposits                                               2,584           2,427            4,993            4,923
   Borrowed funds                                         1,420             278            2,567              440
                                                         --------------------------------------------------------
      Total interest expense                              4,004           2,705            7,560            5,363
                                                         --------------------------------------------------------

   Net interest and dividend income                       5,123           4,615           10,406            8,980
Provision for loan losses                                   255             135              500              270
                                                         --------------------------------------------------------

   Net interest and dividend income after provision
     for loan losses                                      4,868           4,480            9,906            8,710

Noninterest income:
   Service charges on deposit accounts and fees             245             238              480              451
   Securities gains, net                                    156              93              276              411
   Other                                                    259             283              462              470
                                                         --------------------------------------------------------
      Total noninterest income                              660             614            1,218            1,332
                                                         --------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                         2,186           2,033            4,371            4,038
   Office occupancy and equipment                           641             625            1,321            1,238
   Amortization of deposit purchase premium                 102              75              205              150
   Other                                                  1,152           1,052            2,238            2,090
                                                         --------------------------------------------------------
   Total noninterest expense                              4,081           3,785            8,135            7,516
                                                         --------------------------------------------------------

      Income before income tax expense                    1,447           1,309            2,989            2,526
Income tax expense                                          435             470              973              869
                                                         --------------------------------------------------------

      Net income                                         $1,012          $  839          $ 2,016            1,657
                                                         ========================================================

      Comprehensive net income                           $  966          $  308          $ 1,743          $   956
                                                         ========================================================
Per share data:
   Earnings per common share                             $ 0.64          $ 0.50          $  1.26          $  0.98
   Cash dividends declared                               $ 0.15          $ 0.14          $  0.30          $  0.28
Weighted average number of common shares              1,598,618       1,675,477        1,603,181        1,695,272

The accompanying notes are an integral part of these consolidated financial statements.

                                          NORTHWAY FINANCIAL, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                                                  Jun. 30,        Dec. 31,
(Dollars in thousands, except per share data)                                       2000            1999
-----------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Assets
Cash and due from banks and interest bearing deposits                             $ 14,875         $ 16,087
Federal funds sold                                                                   2,890             --
Investment securities available-for-sale                                            54,585           55,998
Investment securities held-to-maturity                                               4,643            5,151
Loans held for sale                                                                    265               54
Loans                                                                              396,671          373,590
   Unearned income                                                                    (694)            (824)
   Allowance for loan losses                                                        (4,220)          (4,887)
                                                                                  -------------------------
   Loans, net                                                                      391,757          367,879
                                                                                  -------------------------
Real estate acquired by foreclosure                                                     65              115
Accrued interest receivable                                                          2,647            2,391
Deferred income tax asset, net                                                       2,589            2,260
Premises and equipment, net                                                         10,186           10,387
Deposit purchase premium                                                             1,066            1,271
Other assets                                                                         1,058              959
                                                                                  -------------------------
     Total assets                                                                 $486,626         $462,552
                                                                                  =========================

Liabilities and stockholders' equity
Liabilities:
   Interest bearing deposits                                                      $302,396         $293,104
   Non-interest bearing deposits                                                    50,018           49,925
   Repurchase agreements                                                             8,454            7,468
   Short-term Federal Home Loan Bank advances                                       26,750            9,950
   Long-term Federal Home Loan Bank advances                                        54,528           58,528
   Other liabilities                                                                 4,541            4,291
                                                                                  -------------------------
     Total liabilities                                                             446,687          423,266
                                                                                  -------------------------

Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000 shares authorized; none issued
   Common stock, $1 par value; 9,000,000 shares authorized;
     1,731,969 shares issued June 30, 2000 and December 31, 1999; and
     1,589,069 outstanding June 30, 2000 and 1,615,169 outstanding
     December 31, 1999                                                               1,732            1,732
   Additional paid-in-capital                                                        2,101            2,101
   Retained earnings                                                                41,440           39,906
   Treasury stock, at cost (142,900 and 116,800 shares, respectively)               (4,006)          (3,398)
   Accumulated other comprehensive income (loss), net of tax                        (1,328)          (1,055)
                                                                                   ------------------------
     Total stockholders' equity                                                     39,939           39,286
                                                                                   ------------------------
     Total liabilities and stockholders' equity                                   $486,626         $462,552
                                                                                  =========================

The accompanying notes are an integral part of these consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                   (Unaudited)

                                                                                           For the Six Months
                                                                                             Ended June 30,
(Dollars in thousands)                                                                     2000           1999
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                             $ 2,016        $ 1,657
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                  500            270
   Depreciation and amortization                                                              697            598
   Deferred income taxes                                                                     (149)          (125)
   Writedown of real estate acquired by foreclosure                                          --               37
   Gains on sales of investment securities available-for-sale,  net                          (276)          (411)
   Amortization of premiums & accretion of discounts on securities, net                        25             52
   (Decrease) increase in unearned income, net                                               (130)           169
   Gains on sales of real estate acquired by foreclosure                                      (25)          --
   Net increase in loans held for sale                                                       (211)          (114)
   Net change in other assets and other liabilities                                          (105)         1,306
                                                                                          ----------------------
      Net cash provided by operating activities                                             2,342          3,439
                                                                                          ----------------------
Cash flows from investing activities:
   Proceeds from sales of investment securities available-for-sale                          1,351          4,588
   Proceeds from maturities of investment securities held-to-maturity                       1,363          1,729
   Proceeds from maturities of investment securities available-for-sale                     2,569          8,451
   Purchase of investment securities available-for-sale                                    (2,709)       (18,999)
   Purchase of investment securities held-to-maturity                                        (855)        (9,156)
   Net increase in loans                                                                  (24,248)       (32,057)
   Proceeds from sales of real estate acquired by foreclosure                                  75            126
   Additions to premises and equipment                                                       (291)          (508)
                                                                                          ----------------------
      Net cash used in investing activities                                               (22,745)       (45,826)
                                                                                          ----------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                                      9,385        (19,157)
   Advances from Federal Home Loan Bank                                                    19,000           --
   Repayment of Federal Home Loan Bank advances                                           (23,000)          --
   Net increase in short-term Federal Home Loan Bank advances                              16,800         23,715
   Net increase in securities sold under agreements to repurchase                             986          2,263
   Purchases of treasury stock                                                               (608)        (1,801)
   Cash dividends paid                                                                       (482)          (477)
                                                                                          ----------------------
      Net cash provided by financing activities                                            22,081          4,543
                                                                                          ----------------------
Net increase (decrease) in cash and cash equivalents                                        1,678        (37,844)
   Cash and cash equivalents at beginning of period                                        16,087         51,423
                                                                                          ----------------------
   Cash and cash equivalents at end of period                                             $17,765        $13,579
                                                                                          ======================

                                                                   Continued

The accompanying notes are an integral part of these consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                   (Unaudited)

                                                                                           For the Six Months
                                                                                             Ended June 30,
(Dollars in thousands)                                                                     2000           1999
----------------------------------------------------------------------------------------------------------------
Cash paid during the period for:

   Interest                                                                               $ 7,528        $ 5,068
                                                                                          ======================

   Income taxes                                                                           $   756        $   971
                                                                                          ======================

Supplemental disclosures of non-cash activities:

   Loans transferred to real estate acquired by foreclosure                               $  --          $   289
                                                                                          ======================

   Loans charged off, net of recoveries                                                   $ 1,167        $    37
                                                                                          ======================
































The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWAY FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

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

      The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

2     Impact of New Accounting Standard.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will not have a material effect on the Corporation's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

      The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Corporation").

      Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, and plans related to products or services of the Corporation and its subsidiaries. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation. To the extent any such risks, uncertainties and contingencies are realized, the Corporation's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, interest rate fluctuations, the demand for the Corporation's products and services, competitive factors in the industries in which the Corporation competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, etc.

      In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward looking statement contained herein; a) the rise in interest rates over the past year and the potential for further increases in interest rates during the remainder of the year 2000; b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

Financial Condition

      The Corporation's total assets at June 30, 2000 were $486.6 million compared to $462.6 million at December 31, 1999, a $24.0 million increase. Net loans, including loans held for sale, increased $24.1 million to $392.0 million and investment securities decreased $1.9 million to $59.2 million. Cash and cash equivalents increased $1.8 million to $17.8 million as a result of the increase in federal funds sold balances. Total deposits increased $9.4 million, while Federal Home Loan Bank advances increased $12.8 million and repurchase agreements increased $1.0 million. Total stockholders equity increased $0.6 million from $39.3 million at December 31, 1999 to $39.9 million at June 30, 2000. The increase in stockholders' equity was a result of net income of $2.0 million partially offset by dividends of $0.5 million, treasury stock purchases totaling $0.6 million and an increase in accumulated comprehensive loss of $0.3 million.

      The Corporation maintains an allowance for loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At June 30, 2000 the allowance for loan losses was $4.2 million, or 1.07% of total loans, as compared to $4.9 million, or 1.31% of total loans at December 31, 1999. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                              Three Months        Six Months
                                              Ended June 30,     Ended June 30,
(Dollars in thousands)                       2000      1999      2000     1999
-------------------------------------------------------------------------------

Balance at beginning of period              $4,115    $4,562    $4,887   $4,404
                                            -----------------------------------
Charge-offs                                   (173)      (77)   (1,360)    (166)
Recoveries                                      23        17       193      129
                                            -----------------------------------
Net Charge-offs                               (150)      (60)   (1,167)     (37)
Provision for loan losses                      255       135       500      270
                                            -----------------------------------
Balance at end of period                    $4,220    $4,637    $4,220   $4,637
                                            -----------------------------------

      Nonperforming loans totaled $3.3 million as of June 30, 2000, compared to $4.6 million at December 31, 1999. The decline in nonperforming loans was due to the sale of $1.2 million of non-accrual loans on February 29 and charge-offs of $1.4 million. Approximately $1.1 million of the $1.4 million in charge-offs related to one large borrowing relationship. The Company may make additional provisions to the allowance for loan losses or incur additional charge-offs related to this credit in the future. The ratio of nonperforming loans to total loans was 0.84% as of June 30, 2000 compared to 1.23% at December 31, 1999 and the ratio of nonperforming assets to total assets was 0.71% as of June 30, 2000 compared to 1.02% at December 31, 1999.

Results of Operations

      The Corporation reported net income of $1.0 million, or $0.64 per share, for the three months ended June 30, 2000, versus $839 thousand, or $0.50 per common share, for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $2.0 million, or $1.26 per share, as compared to $1.7 million, or $0.98 per share, for the six months ended June 30, 1999. The increase in net income is primarily a result of increases in average loan balances resulting in increased net interest income. Net interest income for the second quarter increased $508 thousand to $5.1 million as compared to $4.6 million for the second quarter of the prior year. For the six months ended June 30, 2000 net interest income increased $1.4 million to $10.4 million as compared to $9.0 million for the same period of the prior year.

      Due to the above mentioned increase in loans, the provision for loan losses increased $120 thousand to $255 thousand for the three months ended June 30, 2000 compared to $135 thousand for the same quarter a year ago and increased $270 thousand to $500 thousand for the six months ended June 30, 2000 compared to $270 thousand for the same period a year ago.

      Noninterest income increased $46 thousand to $660 thousand in the second quarter of 2000 versus $614 thousand in the second quarter of 1999 due to increased securities gains. For the six months ended June 30, 2000 noninterest income decreased $114 thousand to $1.2 million as compared to $1.3 million for the same period of the prior year. The decrease was primarily attributable to lower securities gains on a year to date basis.

      Noninterest expense increased $296 thousand to $4.1 million for the quarter ended June 30, 2000 compared to the $3.8 million recorded during the same period last year. For the six months ended June 30, 2000 noninterest expense totaled $8.1 million, an increase of $0.6 million over the $7.5 million recorded for the same period of the prior year. The increase was principally attributable to the acquisition or opening of three additional branches since the second quarter of the prior year.

Income Tax Expense

      The Corporation recognized income tax expense of $973 thousand and $869 thousand for the six months ended June 30, 2000 and 1999, respectively. The effective tax rate was 32.6% and 34.4% for those respective periods. The decrease in the effective tax rate is due to the fact that the Company has obtained a number of State of New Hampshire tax credits related to economic development grants.

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

Capital

      The Corporation's Tier 1 and Total Risk Based Capital ratios were 11.24% and 12.43%, respectively, at June 30, 2000. The Corporation's leverage ratio at June 30, 2000 was 8.32%.

      As of June 30, 2000, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Between December 31, 1999 and June 30, 2000, there were no material changes in the Corporation's market risk.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 16, 2000. At the Annual Meeting, the stockholders elected Peter H. Bornstein, Charles H. Clifford, Jr., Bruce W. Keough and John D. Morris to three year terms as directors expiring at the 2003 annual meeting. The final vote for each of these elected directors is as follows:

                                For              Withheld
                                ---              --------

Peter H. Bornstein            1,319,810           20,075
Charles H. Clifford, Jr.      1,322,546           17,339
Bruce W. Keough               1,316,957           22,928
John D. Morris                1,319,202           20,683

Directors continuing in office are William J. Woodward, Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes, Stephen G. Boucher, Barry J. Kelley, and Randall G. Labnon

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibits
            Exhibit Number
                  (27)  Financial Data Schedule

             (b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHWAY FINANCIAL, INC.

      August 11, 2000               BY: \S\ William J. Woodward
                                        -------------------------
                                    William J. Woodward
                                    President & CEO
                                    (Principal Executive Officer)

      August 11, 2000               BY: \S\ George L. Fredette
                                        -------------------------
                                    George L. Fredette
                                    Senior Vice President & CFO
                                    (Principal Financial and Accounting
                                    Officer)