Form 10-Q
period 2000-09-30
NORTHWAY FINANCIAL INC
filed 2000-11-13
CIK 1041753

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________  to_________________

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
                             -----------------------
             (Exact name of registrant as specified in its charter)

            New Hampshire                             04-3368579
            -------------                             ----------
            State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

            9 Main Street
            Berlin, New Hampshire                            03570
            ---------------------                            -----
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 30, 2000, there were 1,573,069 shares of common stock outstanding, par value $1.00 per share.

                                    INDEX
                           NORTHWAY FINANCIAL, INC.


PART I.     FINANCIAL INFORMATION                                    PAGE

Item 1.
      Financial Statements (Unaudited)

     Consolidated Statements of Income for the Three Months
     and Nine Months Ended September 30, 2000 and 1999 .............    3

     Consolidated Balance Sheets at September 30, 2000 and
     December 31, 1999 .............................................    4

     Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2000 and 1999 .............................    5

     Notes to Consolidated Financial Statements ....................    7

Item 2.
     Management's Discussion and Analysis of Financial Condition
     and Results of Operations .....................................    8

Item 3.
     Quantitative and Qualitative Disclosures about Market Risk ....   11

PART II.    OTHER INFORMATION

Item 1.
     Legal Proceedings .............................................   12

Item 2.
     Changes in Securities .........................................   12

Item 3.
     Defaults Upon Senior Securities ...............................   12

Item 4.
     Submission of Matters to a Vote of Security Holders ...........   12

Item 5.
     Other Information .............................................   12

Item 6.
     Exhibits and Reports on Form 8-K ..............................   12

Signatures .........................................................   13

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                        NORTHWAY FINANCIAL, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                                          Three Months                 Nine Months
                                                       Ended September 30,          Ended September 30,
(Dollars in thousands, except per share data)          2000          1999           2000           1999
--------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                              $8,531        $6,967        $24,651        $19,201
   Investment securities available-for-sale              850           823          2,541          2,424
   Investment securities held-to-maturity                 62           137            204            423
   Federal funds sold                                    265             9            273            228
   Interest bearing deposits                               1             2              6              5
                                                      --------------------------------------------------
      Total interest and dividend income               9,709         7,938         27,675         22,281
                                                      --------------------------------------------------
Interest expense:
   Deposits                                            3,032         2,514          8,025          7,438
   Borrowed funds                                      1,268           365          3,835            804
                                                      --------------------------------------------------
      Total interest expense                           4,300         2,879         11,860          8,242
                                                      --------------------------------------------------
      Net interest and dividend income                 5,409         5,059         15,815         14,039
Provision for loan losses                                255           135            755            405
                                                      --------------------------------------------------
      Net interest and dividend income after
      provision for loan losses                        5,154         4,924         15,060         13,634
                                                      --------------------------------------------------
Noninterest income:
   Service charges on deposit accounts and fees          266           232            746            683
   Securities gains, net                                 138            85            414            496
   Other                                                 318           338            780            808
                                                      --------------------------------------------------
      Total noninterest income                           722           655          1,940          1,987
                                                      --------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                      2,353         2,227          6,724          6,265
   Office occupancy and equipment                        677           670          1,998          1,908
Amortization of deposit purchase premium                 134           104            339            254
   Other                                               1,143         1,139          3,381          3,229
                                                      --------------------------------------------------
      Total noninterest expense                        4,307         4,140         12,442         11,656
                                                      --------------------------------------------------
      Income before income tax expense                 1,569         1,439          4,558          3,965
Income tax expense                                       537           483          1,510          1,352
                                                      --------------------------------------------------
      Net income                                      $1,032        $  956        $ 3,048        $ 2,613
                                                      ==================================================
      Comprehensive net income                        $1,360        $  683        $ 3,103        $ 1,639
                                                      ==================================================
Per share data:
   Earnings per common share                          $ 0.65        $ 0.58        $  1.91        $  1.55
   Cash dividends declared                            $ 0.15        $ 0.14        $  0.45        $  0.42
Weighted average number of common shares           1,586,134     1,661,223      1,597,457      1,690,097

The accompanying notes are an integral part of these consolidated financial statements.

                                          NORTHWAY FINANCIAL, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                                  Sept. 30,       Dec. 31,
(Dollars in thousands, except per share data)                                       2000            1999
-----------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Assets
Cash and due from banks and interest bearing deposits                             $ 13,094         $ 16,087
Federal funds sold                                                                  18,900             --
Investment securities available-for-sale                                            55,619           55,998
Investment securities held-to-maturity                                               3,863            5,151
Loans held for sale                                                                  3,054               54
Loans                                                                              397,699          373,590
   Unearned income                                                                    (639)            (824)
   Allowance for loan losses                                                        (4,298)          (4,887)
                                                                                  -------------------------
      Loans, net                                                                   392,762          367,879
                                                                                  -------------------------
Real estate acquired by foreclosure                                                     47              115
Accrued interest receivable                                                          2,464            2,391
Deferred income tax asset, net                                                       2,377            2,260
Premises and equipment, net                                                         10,912           10,387
Deposit purchase premium                                                             5,334            1,271
Other assets                                                                         1,345              959
                                                                                  -------------------------
      Total assets                                                                $509,771         $462,552
                                                                                  =========================

Liabilities and Stockholders' Equity
Liabilities:
   Interest bearing deposits                                                      $333,115         $293,104
   Non-interest bearing deposits                                                    60,305           49,925
   Repurchase agreements                                                            11,487            7,468
   Short-term Federal Home Loan Bank advances                                       21,000            9,950
   Long-term Federal Home Loan Bank advances                                        38,528           58,528
   Other liabilities                                                                 4,370            4,291
                                                                                  -------------------------
      Total liabilities                                                            468,805          423,266
                                                                                  -------------------------

Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000 shares authorized; none issued            --               --
   Common stock, $1 par value; 9,000,000 shares authorized;
     1,731,969 shares issued and 1,585,069 outstanding September 30, 2000
     and 1,615,169 outstanding December 31, 1999                                     1,732            1,732
   Additional paid-in-capital                                                        2,101            2,101
   Retained earnings                                                                42,235           39,906
   Treasury stock, at cost (146,900 and 116,800 shares, respectively)               (4,102)          (3,398)
   Accumulated other comprehensive (loss) income, net of tax                        (1,000)          (1,055)
                                                                                  -------------------------
      Total stockholders' equity                                                    40,966           39,286
                                                                                  -------------------------
      Total liabilities and stockholders' equity                                  $509,771         $462,552
                                                                                  =========================

The accompanying notes are an integral part of these consolidated financial statements.

                                         NORTHWAY FINANCIAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                          For the Nine Months
                                                                                          Ended September 30,
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                   2000             1999
Cash flows from operating activities:
   Net income                                                                          $  3,048         $  2,613
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                755              405
   Depreciation and amortization                                                          1,077              933
   Deferred income taxes                                                                   (149)            (123)
   Writedown of real estate acquired by foreclosure                                        --                 39
   Gains on sales of investment securities available-for-sale, net                         (414)            (496)
   Amortization of premium & accretion of discounts on securities, net                       34               64
   (Decrease) increase in unearned income, net                                             (185)             388
   Gains on sales of real estate acquired by foreclosure                                    (57)            --
   Net (increase) decrease in loans held for sale                                        (3,000)              85
   Net change in other assets and other liabilities                                        (380)           1,625
                                                                                       -------------------------
      Net cash provided by operating activities                                             729            5,533
                                                                                       -------------------------
Cash flows from investing activities:
   Proceeds from sales of investment securities available-for-sale                        2,013            5,038
   Proceeds from maturities of investment securities held-to-maturity                     2,444            4,612
   Proceeds from maturities of investment securities available-for-sale                   4,141            9,383
   Purchase of investment securities available-for-sale                                  (5,309)         (20,561)
   Purchase of investment securities held-to-maturity                                    (1,155)          (9,242)
   Net increase in loans                                                                (25,465)         (67,670)
   Proceeds from sales of real estate acquired by foreclosure                               137              299
   Additions to deposit purchase premium                                                 (4,402)            (787)
   Additions to premises and equipment                                                   (1,263)            (983)
                                                                                       -------------------------
      Net cash used in investing activities                                             (28,859)         (79,911)
                                                                                       -------------------------
Cash flows from financing activities:
   Cash received from acquisition of branches                                            27,783           18,040
   Net increase (decrease) in deposits                                                   22,608          (16,654)
   Advances from Federal Home Loan Bank                                                  19,000           23,000
   Repayment of Federal Home Loan Bank advances                                         (39,000)            --
   Net increase in short-term Federal Home Loan Bank advances                            11,050           11,367
   Net increase in securities sold under agreements to repurchase                         4,019            2,181
   Purchases of treasury stock                                                             (704)          (2,296)
   Cash dividends paid                                                                     (719)            (711)
      Net cash provided by financing activities                                          44,037           34,927
Net increase (decrease) in cash and cash equivalents                                     15,907          (39,451)
   Cash and cash equivalents at beginning of period                                      16,087           51,423
                                                                                       -------------------------
   Cash and cash equivalents at end of period                                          $ 31,994         $ 11,972
                                                                                       =========================

                                                                                                   Continued....

The accompanying notes are an integral part of these consolidated financial statements.

                                         NORTHWAY FINANCIAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                          For the Nine Months
                                                                                          Ended September 30,
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                   2000             1999

Cash paid during the period for:

   Interest                                                                            $ 11,424         $  8,098
                                                                                       =========================

   Income taxes                                                                        $  1,064         $  1,429
                                                                                       =========================
Supplemental disclosures of non-cash activities:

   Loans transferred to real estate acquired by foreclosure                            $     48         $    352
                                                                                       =========================

   Loans charged off, net of recoveries                                                $  1,344         $     48
                                                                                       =========================

   Financed sales of real estate acquired by foreclosure                               $   --           $     44
                                                                                       =========================

The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWAY FINANCIAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                 (Unaudited)

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

      The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Corporation's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the reported period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

2.    Impact of New Accounting Standard.

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

      Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions and plans related to products or services of the Corporation and its subsidiaries. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation. To the extent any such risks, uncertainties and contingencies are realized, the Corporation's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, interest rate fluctuations, the demand for the Corporation's products and services, competitive factors in the industries in which the Corporation competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, etc.

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

Financial Condition

      The Corporation's total assets at September 30, 2000 were $509.8 million compared to $462.6 million at December 31, 1999, a $47.2 million increase. Net loans, including loans held for sale, increased $27.7 million to $395.8 million and investment securities decreased $1.7 million to $59.5 million. Cash and cash equivalents increased $15.9 million to $32.0 million as a result of the purchase of a branch in West Ossipee, New Hampshire from the Bank of New Hampshire. The branch acquisition contributed $27.8 million towards an increase in total deposits of $50.4 million to $393.4 million. Federal Home Loan Bank advances decreased $9.0 million while repurchase agreements increased $4.0 million. Total stockholders' equity increased $1.7 million from $39.3 million at December 31, 1999 to $41.0 million at September 30, 2000. The increase in stockholders' equity was a result of net income of $3.0 million and a decrease of accumulated comprehensive loss of $0.1 million, partially offset by dividends of $0.7 million and treasury stock purchases totaling $0.7 million.

      The Corporation maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At September 30, 2000 the allowance for loan losses was $4.3 million, or 1.07% of total loans, as compared to $4.9 million, or 1.31% of total loans at December 31, 1999. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month and nine month periods ended September 30, 2000 and 1999 is as follows:

                                          Three Months          Nine Months
                                       Ended September 30,   Ended September 30,
(Dollars in thousands)                    2000    1999         2000     1999
-------------------------------------------------------------------------------

Balance at beginning of period          $4,220   $4,637       $4,887   $4,404
                                        -------------------------------------
Charge-offs                               (199)     (98)      (1,559)    (264)
Recoveries                                  22       87          215      216
                                        -------------------------------------
Net Charge-offs                           (177)     (11)      (1,344)     (48)
Provision for loan losses                  255      135          755      405
                                        -------------------------------------
Balance at end of period                $4,298   $4,761       $4,298   $4,761
                                        -------------------------------------

      Nonperforming loans totaled $1.1 million as of September 30, 2000, compared to $4.6 million at December 31, 1999. The decline in nonperforming loans was due to the sale of $1.2 million in non-accrual loans on February 29, 2000 and the substantial resolution of a large nonperforming borrowing relationship. In the course of resolving this relationship the Company incurred charge-offs of $1.1 million and received cash totaling $2.3 million. The ratio of nonperforming loans to total loans was 0.27% as of September 30, 2000 compared to 1.23% at December 31, 1999 and the ratio of nonperforming assets to total assets was 0.25% as of September 30, 2000 compared to 1.02% at December 31, 1999.

Results of Operations

      The Corporation reported net income of $1.03 million, or $0.65 per share, for the three months ended September 30, 2000, versus $.96 million, or $0.58 per common share, for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $3.05 million, or $1.91 per share, compared to $2.61 million, or $1.55 per share, for the nine months ended September 30, 1999. The increase in net income is primarily a result of increases in average loan balances resulting in increased net interest income. Net interest income for the three months ended September 30, 2000 increased $.35 million to $5.41 million compared to $5.06 million for the third quarter of the prior year. For the nine months ended September 30, 2000 net interest income increased $1.78 million to $15.82 million compared to $14.04 million for the same period of the prior year.

      Noninterest income increased $.07 million to $.72 million in the third quarter of 2000 versus $.65 million in the third quarter of 1999. For the nine months ended September 30, 2000 noninterest income decreased $.05 million to $1.94 million compared to $1.99 million for the same period of the prior year. The decrease was primarily attributable to decreases in security gains on a year to date basis.

       Noninterest expense increased $0.17 million to $4.31 million for the quarter ended September 30, 2000 compared to the $4.14 million recorded during the same period last year. For the nine months ended September 30, 2000 noninterest expense totaled $12.44 million, an increase of $0.78 million over the $11.66 million recorded for the same period of the prior year. The increase was principally attributable to continued branch expansion including the recent acquisition of the West Ossipee branch, and increased noninterest expense incurred in connection with the operation of branches in Franklin and Tilton, New Hampshire acquired in July of 1999 and the supermarket branch in Conway, New Hampshire acquired in November of 1999.

Income Tax Expense

      The Corporation recognized income tax expense of $1.51 million and $1.35 million for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rate was 33.1% and 34.1% for those respective periods. The decrease in the effective tax rate is due to the fact that the Company has obtained a number of State of New Hampshire tax credits related to economic development grants.

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

Capital

      The Corporation's Tier 1 and Total Risk Based Capital ratios were 9.96% and 11.14%, respectively, at September 30, 2000. The Corporation's Tier 1 Leverage ratio at September 30, 2000 was 7.28%.

      As of September 30, 2000, the capital ratios of the Corporation and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      For information regarding quantitative and qualitative disclosures about market risk, see the Corporation's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Between December 31, 1999 and September 30, 2000, there were no material changes in the Corporation's market risk.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               Exhibit Number
                  (27)  Financial Data Schedule

         (b) The Corporation did not file any Reports on Form 8-K during the quarter ended September 30, 2000

                                  SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHWAY FINANCIAL, INC.

      November 13, 2000             BY: \S\ William J. Woodward
                                        ---------------------------------
                                    William J. Woodward
                                    President & CEO
                                    (Principal Executive Officer)

      November 13, 2000             BY: \S\ George L. Fredette
                                        ---------------------------------
                                    George L. Fredette
                                    Senior Vice President & CFO
                                    (Principal Financial and Accounting
                                    Officer)