Form 10-K
period 2000-12-31
NORTHWAY FINANCIAL INC
filed 2001-03-29
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
    (Fee Required)
    For the fiscal year ended December 31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares of common stock held by nonaffiliates of the registrant as of March 15, 2001 was 1,308,482 for an aggregate market value of $31,482,077.

    At March 15, 2001, there were 1,532,823 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders are incorporated by reference in Item 1 of Part I and Items 7 and 8 of Part II.

Portions of the registrant's proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of
Part III.

                           FORM 10-K TABLE OF CONTENTS

                            NORTHWAY FINANCIAL, INC.

                                     PART I
                                     ------

ITEM 1   Business.......................................................1

ITEM 2   Properties.....................................................8

ITEM 3   Legal Proceedings..............................................8

ITEM 4   Submission of Matters to a Vote of Security Holders............8

                                     PART II
                                     -------

ITEM 5   Market for the Registrant's Common Stock and Related
         Security Holder Matters........................................8

ITEM 6   Selected Financial Data........................................9

ITEM 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................11

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk....11

ITEM 8   Financial Statements and Supplementary Material...............11

ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................11

                                    PART III
                                    --------

ITEM 10  Directors and Executive Officers of the Registrant............11

ITEM 11  Executive Compensation........................................11

ITEM 12  Security Ownership of Certain Beneficial
         Owners and Management ........................................11

ITEM 13  Certain Relationships and Related Transactions................11

                                     PART IV
                                     -------

ITEM 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ..................................................12

         Signatures....................................................13

  Certain statements in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, and plans related to products or services of the Company and its subsidiaries. Such forward looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

   In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward looking statement contained herein: i) changes in interest rates and the relative relationship between the various interest rate indices that the Company uses; ii) a change in product mix attributable to changing interest rates, customer preferences or competition; iii) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and iv) the effectiveness of advertising, marketing and promotional programs.

   The words "believe," "expect," "anticipate," "intend," "estimate," "project" and other expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward looking statements. Reliance should not be placed on forward looking statements because they involve known or unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

   Though the Company has attempted to list comprehensively the factors which might affect forward looking statements, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

                                     PART 1
                                     ------

ITEM 1.  BUSINESS
-----------------

Description of Business
-----------------------

  Northway Financial, Inc. (the "Company") was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire chartered bank headquartered in Berlin, New Hampshire ("BCB") pursuant to a reorganization transaction (the "BCB Reorganization") by and among the Company, BCB, and a subsidiary of BCB, and, thereafter, effecting the merger (the "Merger") by and among the Company, BCB and Pemi Bancorp, Inc. ("PEMI"), and its wholly owned subsidiary, Pemigewasset National Bank, a national bank headquartered in Plymouth, New Hampshire ("PNB"). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB (collectively the "Banks"), became wholly owned subsidiaries of the Company. Unless the context otherwise requires, references herein to the "Company" include Northway Financial, Inc. and its consolidated subsidiaries.

  The Company and its bank subsidiaries derive substantially all of their revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium sized companies in New Hampshire. The Banks operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

  The Company is subject to regulation by the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, the Comptroller of the Currency of the United States, and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation."

  BCB, which was first organized in 1891, and PNB, which was first organized in 1881, are engaged in a general commercial banking business and offer commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit. During 1998, the Company, through the BCB subsidiary, established an indirect lending business unit in Concord, New Hampshire. The unit has substantially increased the volume of secured consumer installment loans originated for the Banks and for sale to third parties. The Banks accept savings, time, demand, NOW and money market deposit accounts, and offer a variety of banking services including travelers checks, safe deposit boxes, credit card accounts, overdraft lines of credit and wire transfer services. The Banks have 18 automatic teller machines to allow customers limited banking services on a 24 hour basis.

  The Company is a legal entity separate and distinct from its subsidiaries. The right of the Company to participate in any distribution of assets or earnings of any subsidiary is subject to the prior claims of creditors of the subsidiary, except to the extent that claims, if any, of the Company itself as a creditor may be recognized. See "Supervision and Regulation".

  The following information concerning the Company's investment activities, lending activities, asset quality and allowance for loan losses should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing under Item 7 and the Company's Consolidated Financial Statements and Notes thereto.

Investment Activities

  The following table presents the carrying amount of the Company's investment securities available-for-sale and held-to-maturity as of December 31, 2000, 1999 and 1998 (dollars in thousands):

                                       2000               1999         1998
                                     ---------         ---------     ---------

Available-for-sale:
  US Treasury and other
     US government agencies          $28,780            $26,449       $17,391
  Mortgage-backed securities(1)       14,652             18,813        24,512
  Marketable equity securities         2,409              2,780         2,741
  Nonmarketable equity securities      5,424              4,456         2,038
  Corporate bonds                      1,003                 --            --
  State and political subdivisions     3,444              3,500         3,885
                                     -------            -------       -------
                                      55,712             55,998        50,567
                                     -------            -------       -------
Held-to-maturity:
  Mortgage-backed securities(1)      $ 2,252            $ 3,601       $ 5,501
  State and political subdivisions       500              1,550         1,008
                                     -------            -------       -------
                                       2,752              5,151         6,509
                                     -------            -------       -------
Total investment securities          $58,464            $61,149       $57,076
                                     =======            =======       =======

(1) Includes Collateralized Mortgage Obligations.

  The following table sets forth the amortized cost of the Company's debt obligations maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2000 (dollars in thousands):

                                                 Maturities
                                  --------------------------------------
                                             One to    Five to     Over
                                   Within     five       ten        ten      Total
                                  One year    years     years      years      Cost
                                  --------   ------    -------     -----     -----
Available-for-sale:
US Treasury and other
  US government agencies            $500     $18,496   $ 8,888    $  999     $28,883
Mortgage-backed securities (1)        52         599    12,427     1,669      14,747
Corporate bonds                       --       1,006        --        --       1,006
State and political subdivisions      --         465     1,006     1,895       3,366
                                    ----     -------   -------    ------     -------
                                    $552     $20,566   $22,321    $4,563     $48,002
                                    ====     =======   =======    ======     =======
Market value                        $551     $20,466   $22,252    $4,610     $47,879
                                    ====     =======   =======    ======     =======

Weighted average yield              4.92%       6.21%     6.21%     7.18%       6.29%

Held-to-maturity:
Mortgage-backed securities (1)      $ 28     $   337   $   629    $1,258      $2,252
State and political subdivisions      --          --        --       500         500
                                    ----     -------   -------    ------     -------
                                    $ 28     $   337   $   629    $1,758      $2,752
                                    ====     =======   =======    ======     =======
Market value                        $ 28     $   338   $   624    $1,741      $2,731
                                    ====     =======   =======    ======     =======
Weighted average yield              9.86%       8.60%     7.10%     7.52%       7.58%

(1) Includes Collateralized Mortgage Obligations

Lending Activities
------------------

  The following table sets forth information with respect to the composition of the Company's loan portfolio, excluding loans held for sale, as of December 31, 2000, 1999, 1998, 1997 and 1996 (dollars in thousands):

                                                          December 31,
                                       ----------------------------------------------------
                                         2000       1999       1998       1997       1996
                                       --------   --------   --------   --------   --------
Real estate:
  Residential                          $129,805   $139,389   $146,603   $152,041   $145,847
  Commercial                            100,608     93,061     77,680    61,873      43,901
  Construction                            5,752      4,360      4,118     5,664       2,329
Commercial                               22,270     28,833     25,874    21,460      27,293
Installment                              28,177     24,147     25,070    23,476      18,733
Indirect installment                     99,359     76,431         18        --          --
Other                                     7,881      7,369      4,795     2,769       2,999
                                       --------   --------   --------   --------   --------
  Total loans                           393,852    373,590    284,158   267,283     241,102
Less:
  Unearned income                           594        824        332       526         719
  Allowance for loan losses               4,354      4,887      4,404     4,156       3,941
                                       --------   --------   --------   --------   --------
                                          4,948      5,711     4 ,736     4,682      4 ,660
                                       --------   --------   --------   --------   --------
Net loans                              $388,904   $367,879   $279,422  $262,601    $236,442
                                       ========   ========   ========  ========    ========

  The following table presents the maturity distribution of the Company's real estate construction and commercial loans at December 31, 2000 (dollars in thousands):
                                             Percent of
                              Amount           Total
                              -------         --------
  Within one year             $ 4,738          16.91%
  One to five years             9,107          32.50
  Over five years              14,177          50.59
                              -------         -------
                              $28,022         100.00%
                              =======         =======


  The Company's real estate construction and commercial loans due after one year at December 31, 2000 were comprised of the following (dollars in thousands):

                                 Amount
                                -------
  Fixed interest rate           $ 9,332
  Adjustable interest rate       13,952
                                -------
                                $23,284
                                =======

Analysis of the Allowance for Loan Losses
-----------------------------------------

  The following table reflects activity in the Company's allowance for loan losses for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 (dollars in thousands):

                                               Years ended December 31,
                                      ------------------------------------------
                                       2000     1999     1998     1997     1996
                                      ------   ------   ------   ------   ------
Balance at the beginning of period    $4,887   $4,404   $4,156   $3,941   $3,866
Charge-offs:
  Real estate                            213      159      383      452      583
  Commercial                           1,006       25       67      105       29
  Installment loans to individuals       424      120       74       48       27
  Credit card                             --       --       --        1       11
    Other                                 --       --       --        6       --
                                      ------   ------   ------   ------   ------
     Total                             1,643      304      524      612      650
                                      ------   ------   ------   ------   ------
Recoveries:
  Real estate                             32      213      115      212      160
  Commercial                              --       21       98       55       11
  Installment loans to individuals        96       12       17       19       28
  Credit card                              2        1        2        4       14
    Other                                 --       --       --        2       --
                                      ------   ------   ------   ------   ------
     Total                               130      247      232      292      213
                                      ------   ------   ------   ------   ------
Net charge-offs                        1,513       57      292      320      437
Provision charged to expense             980      540      540      535      512
                                      ------   ------   ------   ------   ------
Balance at the end of period          $4,354   $4,887   $4,404   $4,156   $3,941
                                      ======   ======   ======   ======   ======

Ratio of net charge-offs to average
  loans                                 0.39%    0.02%    0.11%    0.12%    0.20%

Allocation of the Allowance for Loan Losses
-------------------------------------------

  The following table sets forth the breakdown of the Company's allowance for loan losses in the Company's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                December 31,
                  ----------------------------------------------------------------------------------------------------------
                           2000                1999                1998                1997                   1996
                  -------------------- -------------------- -------------------- --------------------  ---------------------
                           Percent of            Percent of           Percent of          Percent of             Percent of
                         loans in each         loans in each        loans in each       loans in each          loans in each
                          category to           category to          category to         category to            category to
                  Amount  total loans  Amount   total loans Amount   total loans Amount  total loans   Amount   total loans
                  ------ ------------- ------  ------------ ------  ------------ ------ -------------  ------  ------------
Commercial        $  719       5.7%    $  530       7.7%    $  651       9.1%    $  613       8.0%     $  821       1.3%
Real estate:
  Commercial &
  Construction     1,009      27.0      1,773      26.1      1,325      28.8      1,251      25.3       1,186       9.2
  Residential      1,159      32.9        503      37.3      1,478      51.6      1,395      56.5       1,323      60.5
Installment        1,440      32.4      1,125      26.9        210       8.8        198       8.8         188       7.8
Other                 26       2.0         60       2.0         58       1.7         55       1.0          52       1.2
Unallocated           --       N/A        896       N/A        682       N/A        644       N/A         650       N/A
                  ------     -----     ------     -----     ------     -----     ------     -----      ------     -----
                  $4,354     100.0%    $4,887     100.0%    $4,404     100.0%    $4,156     100.0%     $3,941     100.0%
                  ======     =====     ======     =====     ======     =====     ======     =====      ======     =====

Deposits
--------

  The information set forth on page 29 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Supervision and Regulation
--------------------------
General
-------
  In addition to state and federal laws generally applicable to businesses and employers, the Company, PNB and BCB are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. State and federal banking laws have as their principal objective either the maintenance of safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the protection of stockholders of a bank or its parent company. To the extent the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

The Company
-----------
  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") and is required to file periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. Under the BHC Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

  The Gramm-Leach-Bliley Act (the "Act") established a comprehensive framework to permit affiliations among banks, securities firms, insurance firms and other financial companies by substantially modifying the BHC Act to authorize bank holding companies that qualify and elect to become "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity and allowing subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The activities of bank holding companies would continue to be limited to activities authorized currently under the BHC Act. The Company is qualified but has not elected to become a "financial holding company" at this time and is therefore subject to the restrictions of the BHC Act as outlined above.

  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included in Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

  In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets (the "Leverage Ratio") of 3.0%. Total assets for this purposes does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. The Company, however, expects to be subjected to required ratios of 4% to 5% or more.

  The Company is currently in compliance with both the Risk-Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2000, we had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 10.37% and 11.60%, respectively, and a Leverage Ratio equal to 7.42%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines.

  The Act and its implementing regulations also contain several other provisions that will affect the operations of the Company's banking subsidiaries. These include new customer privacy regulations and requirements, and an increase in disclosure requirements for The Community Reinvestment Act's ("CRA") related activities. The Company is in the process of developing practices and procedures to comply with these provisions and expects to have them in place within the mandated deadlines required by the Act.

PNB
---
  PNB is a national banking association, organized under the National Bank Act. As such, its primary regulatory authority is the Comptroller of the Currency of the United States (the "Comptroller"). The Comptroller regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required capital and reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations. Capital requirements applicable to PNB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

  The Comptroller's approval is required for a national bank to pay dividends if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The Comptroller also has authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The Comptroller also has the power to prevent a national bank from engaging in unsafe or unsound practices or violating applicable laws in conducting its business.

  PNB is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

BCB
---
  BCB is organized under New Hampshire law and is subject to the regulations of the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation, and the Federal Reserve Board. BCB's operations are subject to various requirements and restrictions under the laws of the United States and the State of New Hampshire, including those related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to BCB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

  Both BCB and PNB are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the communities served by the institution, including those of low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public.

  An institution's CRA rating is taken into account by its regulators in considering various types of applications. In addition, an institution receiving a rating of substantial noncompliance is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act ("FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies. Formation of a "financial holding company" under the Act is also dependent of the maintenance of a "satisfactory" CRA rating.

  The banking industry in the United States, which includes commercial banks, savings and loan associations, mutual savings banks, capital stock savings banks, credit unions, and bank and savings and loan holding companies, is part of the broader financial services industry which includes insurance companies, mutual funds, and the brokerage industry, among others. In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced financial services institutions to diversify their services, increase returns on deposits, and become more cost effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

Government Monetary Policy
--------------------------

  The Company's banking subsidiaries are affected by the credit policies of monetary authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U. S. Government securities, changes in the discount and fed funds rates, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on the operations of financial institutions, including the Company and its subsidiaries, and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the impact of actions by monetary and fiscal authorities, make it difficult to predict the effect of future changes in interest rates, deposit levels or loan demand on the business and income of the Company and its subsidiaries.

Competition
-----------

  The Company's banking subsidiaries face significant competition in their respective market from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect the Company's ability to achieve its financial goals. Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by the Company. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Company in pricing, delivery, and marketing of their products and services. It is not possible to assess what impact these changes in the regulatory environment will have on the Company. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by the Company.

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

Employees
---------

  As of December 31, 2000, the Company and its subsidiaries had approximately 240 full-time equivalent employees. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES
-------------------

  The Company operates 18 branch offices and a loan origination facility in the central and northern New Hampshire towns of Berlin, Conway (4), Gorham (2), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (2), Franklin and Concord. The Company also operates a limited services facility at the Plymouth Regional High School. Thirteen of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located in properties it owns. The Company leases five of its branches and the loan origination facility under five-year leases expiring between May 31, 2001 and November 20, 2004. Thirteen of the Company's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

  The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
MATTERS
-------

  The Company's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market, and the dividends paid on the common stock:

                                                   Price Per Share
                                         --------------------------------------
                                            Low     High    Dividends Per Share
                                         --------  -------  -------------------
               2000       4th Quarter     $21.50   $24.13        $0.15
                          3rd Quarter     $22.13   $24.75        $0.15
                          2nd Quarter     $20.00   $23.50        $0.15
                          1st Quarter     $20.00   $26.38        $0.15

               1999       4th Quarter     $26.00   $28.75        $0.14
                          3rd Quarter     $26.00   $29.75        $0.14
                          2nd Quarter     $25.25   $30.25        $0.14
                          1st Quarter     $29.75   $31.00        $0.14

  On March 15, 2001, the closing sales price of the common stock on the Nasdaq National Market was $24.06 per share. As of such date, there were approximately 1,445 holders of record of the Company common stock.

  The Company intends to continue to pay dividends on a quarterly basis subject to, among other things, the financial condition and earnings of the Company, capital requirements, and other factors, including applicable governmental regulations. No dividends will be payable unless declared by the Board of Directors and then only to the extent funds are legally available for the payment of such dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2000. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 and the Company's Consolidated Financial Statements and Notes thereto. As a result of the Merger described under Item 1, the selected consolidated financial data for 1997 and 1996 reflects the combined results of operations and financial position of the Company and PEMI restated for such periods pursuant to the pooling of interests method of accounting.

At or for the years ended December 31,                  2000       1999       1998       1997       1996
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Balance Sheet Data:
Total assets                                         $485,144    $462,552   $403,972   $377,866   $372,581
Investment securities available-for-sale               55,712      55,998     50,567     57,141     90,530
Investment securities held-to-maturity                  2,752       5,151      6,509     11,312     12,199
Loans, net of unearned income                         393,258     372,766    283,826    266,757    240,383
Allowance for loan losses                               4,354       4,887      4,404      4,156      3,941
Other real estate owned                                    25         115        158        222        202
Deposit assumption premium                              5,098       1,271        860      1,161      1,462
Deposits (1)                                          391,772     343,029    350,921    322,063    322,315
Securities sold under agreements to repurchase          9,390       7,468      6,791      6,146      4,620
Stockholders' equity                                   41,562      39,286     40,956     37,526     33,663

Income Statement Data:
Net interest and dividend income                     $ 21,253    $ 19,342   $ 17,536   $ 17,027   $ 15,717
Provision for loan losses                                 980         540        540        535        512
Noninterest income                                      2,688       2,722      2,018      1,680      1,602
Noninterest expense                                    16,695      15,798     12,910     11,859     10,976
Net income                                              4,159       3,764      4,068      4,039      3,857

Per Common Share Data:
Net income                                           $   2.61    $   2.25   $   2.35   $   2.33   $   2.23
Cash dividends declared                                  0.60        0.56       0.42       0.55       0.52
Book value                                              26.74       24.32      23.67      21.67      19.44
Tangible book value                                     23.41       23.54      23.18      21.00      18.59

Selected Ratios:
Return on average assets                                 0.86%       0.90%      1.06%      1.07%      1.05%
Return on average equity                                10.29        9.37      10.25      11.14      12.04
Dividend payout                                         22.96       25.03      17.90      23.69      23.13
Average equity to average assets                         8.31        9.62      10.35       9.60       8.69

(1)  1998 includes a short-term money market deposit of $14,500.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

   The information set forth on pages 8 through 18 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

   Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this Annual Report on Form 10-K and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL
-------------------------------------------------------

   The information set forth on pages 19 through 41 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

   None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

   The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees" and "Executive Officers" in the Company's definitive proxy statement to be delivered in connection with its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

   The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be delivered in connection with its 2001 Annual Meeting of Stockholders, provided however, that the "Report of the Human Resources and Compensation Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

   The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in the Company's definitive proxy statement to be delivered in connection with its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be delivered in connection with its 2001 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

   (a)The following documents are filed as part of this Annual Report on Form 10-K:

      (1) Financial Statements:

          Auditor's Independent Report set forth on Page 18 of the Company's 2000 Annual Report to Stockholders

          Consolidated Statements of Financial Condition as of December 31, 2000 and 1999 set forth on Page 20 of the Company's 2000 Annual Report to Stockholders

          Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 set forth on Page 19 of the Company's 2000 Annual Report to Stockholders

          Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2000, 1999 and 1998 set forth on Page 21 of the Company's 2000 Annual Report to Stockholders

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998 set forth on Page 21 of the Company's 2000 Annual Report to Stockholders

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 set forth on Page 22 of the Company's 2000 Annual Report to Stockholders

          Notes to Consolidated Financial Statements set forth on Pages 23 through 39 of the Company's 2000 Annual Report to Stockholders

      (2) Financial Statement Schedules:

          None

      (3)The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

   (b) The Company filed no Reports on Form 8-K during the quarter ended December 31, 2000.

   (c) See Item 14(a)(3) above

   (d) See Item 8 to this Annual Report on Form 10-K

                                   SIGNATURES

   Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NORTHWAY FINANCIAL, INC.

   March 20, 2001            BY: /S/ William J. Woodward
                                 ---------------------------------
                                 William J. Woodward
                                 Chairman of the Board, President & Chief
                                 Executive Officer (Principal Executive Officer)

   March 20, 2001            BY: /S/George L. Fredette
                                 ---------------------------------
                                 Senior Vice President, Chief Financial
                                 Officer and Treasurer
                                 (Principal Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                       Date
          ---------                       -----                       ----

/S/ William J. Woodward       Chairman of the Board, President    March 20, 2001
----------------------------  and CEO
William J. Woodward


/S/ Fletcher W. Adams         Vice Chairman of the Board          March 19, 2001
----------------------------
Fletcher W. Adams


/S/ John D. Morris            Director                            March 20, 2001
----------------------------
John D. Morris


/S/ John H. Noyes             Director                            March 20, 2001
----------------------------
John H. Noyes


/S/ Barry J. Kelley           Director                            March 20, 2001
----------------------------
Barry J. Kelley


/S/ Randall G. Labnon         Director                            March 20, 2001
----------------------------
Randall G. Labnon


                              Director                            March __, 2001
----------------------------
Stephen G. Boucher


/S/ Peter H. Bornstein        Director                            March 20, 2001
----------------------------
Peter H. Bornstein


/S/ Charles H. Clifford, Jr.  Director                            March 20, 2001
----------------------------
Charles H. Clifford, Jr.


/S/ Arnold P. Hanson, Jr.     Director                           March 14, 2001
----------------------------
Arnold P. Hanson, Jr.


/S/ Bruce W. Keough           Director                           March 17, 2001
----------------------------
Bruce W. Keough

                                INDEX OF EXHIBITS

Exhibit Number  Description of Exhibit
--------------  ----------------------
2.1 Agreement and Plan of Merger, dated as of March 14, 1997, by and among Northway Financial, Inc., The Berlin City Bank, Pemi Bancorp, Inc. and Pemigewasset National Bank (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-33033).

3.1 Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2             By-laws of Northway Financial, Inc (incorporated by reference to
                Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4 Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1 Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2 Employment Agreement for Fletcher W. Adams (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3            Amendment to the Employment Agreement for William J. Woodward.
                (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1998).(2)

10.4            Amendment to the Employment Agreement for Fletcher W. Adams.
                (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1998). (2)

10.5 Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23,1999). (2)

10.6 Employment Agreement for George L. Fredette (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended 1999). (2)

10.7            Form of Key Employee Agreement (incorporated by reference to
                Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended 1999). (2)

10.8            Form of Collateral Assignment Split Dollar Agreement.(1)(2)

13              Northway Financial, Inc. Annual Report to Stockholders(1)

21              List of Subsidiaries(1)

23              Consent of Shatswell, MacLeod & Company, P.C. (1)

(1)   Filed herewith
(2) (2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report