Form 10-Q
period 2001-03-31
NORTHWAY FINANCIAL INC
filed 2001-05-14
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
For the quarterly period ended March 31, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                               -------------------    ------------------------

                        Commission File Number 000-23129
                            NORTHWAY FINANCIAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

    New Hampshire                               04-3368579
    -------------                               ----------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

    9 Main Street
    Berlin, New Hampshire                       03570
    ---------------------                       -----
    (Address of principal executive offices)    (Zip Code)

                                 (603) 752-1171
                                 --------------
              (Registrant's telephone number, including area code)

                                    No Change
                                    ---------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At May 1, 2001, there were 1,515,740 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.

     Condensed Financial Statements

     Consolidated Statements of Income for the Three Months
     Ended March 31, 2001 and 2000 (Unaudited).......................     3

     Consolidated Balance Sheets at March 31, 2001
     (Unaudited) and December 31, 2000...............................     4

     Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2001 and 2000 (Unaudited).......................     5

     Notes to Consolidated Financial Statements (Unaudited)..........     7

Item 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.......................................     9


Item 3.

     Quantitative and Qualitative Disclosures About Market Risk.....     12

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings...................................................     13

Item 2.

Changes in Securities and use of Proceeds...........................     13

Item 3.

Defaults Upon Senior Securities.....................................     13

Item 4.

Submission of Matters to a Vote of Security Holders.................     13

Item 5.

Other Information...................................................     13

Item 6.

Exhibits and Reports on Form 8-K....................................     13

Signatures..........................................................     14

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months
                                                             Ended March 31,
(Dollars in thousands, except per share data)               2001         2000
-----------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                   $8,258       $7,914
  Interest on debt securities:
      Taxable                                                691          764
      Tax exempt                                             107           63
  Dividends                                                  105           93
  Federal funds sold                                          20            3
  Interest bearing deposits                                    1            2
                                                          -------------------
      Total interest and dividend income                   9,182        8,839
                                                          -------------------
Interest expense:
  Deposits                                                 3,319        2,409
  Borrowed funds                                             762        1,147
                                                          -------------------
       Total interest expense                              4,081        3,556
                                                          -------------------
       Net interest and dividend income                    5,101        5,283
Provision for loan losses                                    225          245
                                                          -------------------
       Net interest and dividend income after provision
       for loan losses                                     4,876        5,038
                                                          -------------------
Noninterest income:
  Service charges on deposit accounts and fees               289          235
  Securities gains, net                                       32          120
  Other                                                      272          203
                                                          -------------------
        Total noninterest income                             593          558
                                                          -------------------
Noninterest expense:
  Salaries and employee benefits                           2,139        2,179
  Office occupancy and equipment                             731          680
Amortization of deposit purchase premium                     175          103
  Other                                                      984        1,092
                                                          -------------------
Total noninterest expense                                  4,029        4,054
                                                          -------------------
      Income before income tax expense                     1,440        1,542
Income tax expense                                           438          538
                                                          -------------------
      Net income                                          $1,002       $1,004
                                                          ===================
        Comprehensive net income                          $1,110       $  777
                                                          ===================
Per share data:
     Earnings per common share                            $ 0.65       $ 0.62
     Cash dividends declared                              $ 0.17       $ 0.15
Weighted average number of common shares               1,541,377    1,607,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NORTHWAY FINANCIAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                            Mar. 31,    Dec. 31,
(Dollars in thousands, except per share data)                                 2001       2000
                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------
Assets
Cash and due from banks and interest bearing deposits                      $  11,497    $  15,401
Federal funds sold                                                             8,500         --
Investment securities available-for-sale                                      50,730       55,712
Investment securities held-to-maturity                                          --          2,752
Loans held-for-sale                                                              627          229
Loans, net before allowance for loan losses                                  389,354      393,258
     Allowance for loan losses                                                (4,460)      (4,354)
                                                                           ----------------------
     Loans, net                                                              384,894      388,904
                                                                           ----------------------
Other real estate owned                                                           46           25
Accrued interest receivable                                                    2,491        2,842
Deferred income tax asset, net                                                 1,831        1,901
Premises and equipment, net                                                   11,053       11,000
Deposit assumption premium                                                     4,923        5,098
Other assets                                                                   2,038        1,280
                                                                           ----------------------
         Total assets                                                      $ 478,630    $ 485,144
                                                                           ======================

Liabilities and Stockholders' Equity
Liabilities:
Interest bearing deposits                                                  $ 329,295    $ 335,027
Non-interest bearing deposits                                                 52,274       56,745
Securities sold under agreements to repurchase                                11,781        9,390
Short-term Federal Home Loan Bank advances                                     1,500        2,950
Long-term Federal Home Loan Bank advances                                     38,028       35,528
Other liabilities                                                              3,978        3,942
                                                                           ----------------------
         Total liabilities                                                   436,856      443,582
                                                                           ----------------------

Stockholders' Equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; none issued         --           --
Common stock, $1 par value; 9,000,000 shares authorized; 1,731,969 shares issued and 1,532,823 outstanding March 31, 2001 and 1,559,369
  outstanding December 31, 2000                                                1,732        1,732
Additional paid-in-capital                                                     2,101        2,101
Retained earnings                                                             43,851       43,110
Treasury stock, at cost (199,146 and 172,600 shares, respectively)            (5,345)      (4,708)
Accumulated other comprehensive (loss) income, net of tax                       (565)        (673)
                                                                           ----------------------
         Total stockholders' equity                                           41,774       41,562
                                                                           ----------------------
         Total liabilities and stockholders' equity                        $ 478,630    $ 485,144
                                                                           ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   NORTHWAY FINANCIAL, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                                    For the Three Months
                                                                                        Ended March 31,
(Dollars in thousands)                                                                 2001        2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                          $  1,002    $  1,004
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                           225         245
     Depreciation and amortization                                                       437         347
     Deferred income taxes                                                              --          (150)
     Gains on sales of investment securities available-for-sale,  net                    (32)       (120)
     Write down of real estate acquired by foreclosure                                     3        --
     Amortization of premium & accretion of discounts on securities, net                   6          13
     (Decrease) increase in unearned income, net                                          (6)         72
     Gains on sales of other real estate owned and other personal property, net          (12)        (11)
     Net increase in loans held-for-sale                                                (398)        (42)
     Net change in other assets and other liabilities                                   (141)        830
                                                                                    --------------------
        Net cash provided by operating activities                                      1,084       2,188
                                                                                    --------------------
Cash flows from investing activities:
     Proceeds from sales of investment securities available-for-sale                   3,956         618
     Proceeds from maturities of investment securities held-to-maturity                 --           834
     Proceeds from maturities of investment securities available-for-sale             19,061       1,245
     Purchase of investment securities available-for-sale                            (15,304)     (1,330)
     Purchase of investment securities held-to-maturity                                 --          (125)
     Net decrease (increase) in loans                                                  3,631     (15,872)
     Proceeds from sales of and payments received on other real estate owned              15          75
     Proceeds from sales of and payments received on other personal property             128          81
     Additions to premises and equipment                                                (315)       (140)
                                                                                    --------------------
        Net cash provided (used) by investing activities                              11,172     (14,614)
                                                                                    --------------------
Cash flows from financing activities:
     Net decrease in deposits                                                        (10,203)     (5,847)
     Advances from Federal Home Loan Bank                                              4,000      10,000
     Repayment of Federal Home Loan Bank advances                                       --        (8,000)
     Net (decrease) increase in short-term Federal Home Loan Bank advances            (2,950)     14,958
     Net increase in securities sold under agreements to repurchase                    2,391          86
     Purchases of treasury stock                                                        (637)       (304)
     Cash dividends paid                                                                (261)       (241)
                                                                                    --------------------
        Net cash (used) provided by financing activities                              (7,660)     10,652
                                                                                    --------------------
Net increase (decrease) in cash and cash equivalents                                   4,596      (1,774)
     Cash and cash equivalents at beginning of period                                 15,401      16,087
                                                                                    --------------------
     Cash and cash equivalents at end of period                                     $ 19,997    $ 14,313
                                                                                    ====================

Cash paid during the period for:
     Interest                                                                       $  4,483    $  3,781
                                                                                    ========    ========
     Income taxes                                                                   $     40    $     60
                                                                                    ========    ========
                                                                                          Continued....

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   NORTHWAY FINANCIAL, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                    For the Three Months
                                                                                        Ended March 31,
(Dollars in thousands)                                                                 2001        2000
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of non-cash activities:
     Loans transferred to other real estate owned                                   $     24    $   --
                                                                                    ========    ========
     Loans transferred to other personal property                                   $    134    $    198
                                                                                    ========    ========
     Available-for-sale securities transferred to other assets                      $    225    $   --
                                                                                    ========    ========
     Carrying amount of held-to-maturity securities transferred to
        available-for-sale securities                                               $  2,752    $   --
                                                                                    ========    ========
     Long-term Federal Home Loan Bank advances transferred to short-term
        Federal Home Loan Bank advances                                             $  1,500    $   --
                                                                                    ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.   Basis of Presentation.

The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its two wholly-owned bank subsidiaries (collectively, "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Recent Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management adopted this pronouncement on January 1, 2001. Statement No. 133 allows for a one-time change in the classification of securities in the investment portfolio. In conjunction with the adoption of Statement No. 133 the Company transferred all securities held-to-maturity to the available-for-sale category at their market value of $2,731,000 as of January 1, 2001. In connection with the transfer, the Company recorded in comprehensive income an unrealized holding loss of approximately $13,000, net of tax effect. Under Statement No. 133, this transfer will not call into question the Company's intent to hold other debt securities to maturity in the future. Management does not anticipate that this statement will have any other material impact on the consolidated financial statements.

The FASB has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". Statement No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Introduction.

The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively, the "Company").

Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, the timing, impact and other uncertainties of future acquisitions, etc.

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: a) the change in interest rates over the past year and expected changes in interest rates during the remainder of the year 2001; b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

The words "believe," "expect," "anticipate," "intend," "estimate," "project," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Although the Company has attempted to list comprehensively the factors which might affect forward-looking statements, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to anticipate all of such factors, nor can it assess the impact of each such factor, or combination of factors, which may cause actual results to differ materially from forward-looking statements.

Financial Condition

The Company's total assets at March 31, 2001 were $478.6 million compared to $485.1 million at December 31, 2000, a $6.5 million decrease. Net loans, including loans held-for-sale, decreased $3.6 million to $385.5 million, principally because of decreases in installment loans and residential real estate loans outstanding. Total deposits decreased $10.2 million. The decline in deposits was funded by loan pay downs, an increase in Federal Home Loan Bank ("FHLB") debt of $1.1 million and a $2.4 million increase in repurchase agreements. Total stockholders' equity increased $0.2 million from $41.6 million at December 31, 2000 to $41.8 million at March 31, 2001. The increase in stockholders' equity was attributable to net income of $1.0 million and a $0.1 million decline in accumulated other comprehensive loss, offset by treasury share purchases totaling $0.6 million and dividend payments of $0.3 million.

The Company maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At March 31, 2001 the allowance for loan losses was $4.5 million, or 1.15% of total loans, as compared to $4.4 million, or 1.11% of total loans at December 31, 2000. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month period ended March 31, 2001 and 2000 is as follows:

                                                          Three Months
                                                         Ended March 31,
(Dollars in thousands)                                   2001       2000
-------------------------------------------------------------------------
Balance at beginning of period                          $4,354     $4,887
                                                        -----------------
Charge-offs                                               (161)    (1,202)
Recoveries                                                  42        185
                                                        -----------------
Net Charge-offs                                           (119)    (1,017)
Provision for loan losses                                  225        245
                                                        -----------------
Balance at end of period                                $4,460     $4,115
                                                        =================

Nonperforming loans totaled $1.1 million as of March 31, 2001, compared to $1.0 million at December 31, 2000. The ratio of nonperforming loans to total loans was 0.29% as of March 31, 2001 compared to 0.24% at December 31, 2000 and the ratio of nonperforming assets to total assets was 0.27% as of March 31, 2001 compared to 0.22% at December 31, 2000.

Results of Operations

The Company reported net income of $1.0 million for the three months ended March 31, 2001, which equaled the $1.0 million recorded for the three months ended March 31, 2000. Due to the ongoing stock repurchase program, earnings per share increased $0.03 to $0.65 from the $0.62 recorded in the first quarter of 2000. Although net income was constant as compared to the first quarter of 2000 there were notable changes in the components of net income. Net interest income for the first quarter decreased $182 thousand to $5.1 million as compared to $5.3 million for the first quarter of the prior year. Due to the low level of problem loans, the provision for loan losses decreased $20 thousand to $225 thousand for the quarter ended March 31, 2001 versus $245 thousand for the same quarter of the prior year.

Noninterest income increased $35 thousand to $593 thousand in the first quarter of 2001 versus $558 thousand in the first quarter of 2000. The increase was primarily attributable to increases in service charge and other income which offset a decrease in security gains of $88 thousand from the level of the prior year.

Noninterest expense decreased $25 thousand to $4.0 million for the quarter ended March 31, 2001 compared to the $4.1 million recorded during the same period last year. The decrease was principally attributable to lower ongoing operating expenses offset by an increase in occupancy and equipment expense and deposit purchase premium amortization resulting from the acquisition of the West Ossipee Branch in August of 2000.

Income Tax Expense

The Company recognized income tax expense of $438 thousand and $538 thousand for the three months ended March 31, 2001 and 2000, respectively. The effective tax rate was 30.4% and 34.9% for those respective periods. The decrease in the effective tax rate is due to the fact that the Company has obtained a number of State of New Hampshire tax credits related to economic development grants and carried a larger percentage of tax exempt securities and loans versus the amount carried in the prior year.


Liquidity

Liquidity risk management refers to the Company's ability to raise funds in order to meet existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through the maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee.

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

The Company's current level of liquidity and funds availability from outside sources are sufficient to meet the Company's needs. The Company, however, has been successful in its efforts to increase its lending capabilities and may need to identify additional sources of liquidity as the loan portfolio builds.


Capital

The Company's Tier 1 and Total Risk Based Capital ratios were 10.03% and 11.25%, respectively, at March 31, 2001. The Company's leverage ratio at March 31, 2001 was 7.56%.

As of March 31, 2001, the capital ratios of the Company and all of its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Company Improvement Act of 1991 (FDICIA).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2000, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A more full description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 8 through 18 of the Company's 2000 Annual Report to Stockholders filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NORTHWAY FINANCIAL, INC.
         May 9, 2001            BY: \S\ William J. Woodward
                                   ---------------------------------
                                William J. Woodward
                                President & CEO
                                (Principal Executive Officer)

         May 9, 2001            BY: \S\ George L. Fredette
                                   ---------------------------------------
                                George L. Fredette
                                Senior Vice President & CFO
                                (Principal Financial and Accounting
                                Officer)