Form 10-Q
period 2001-06-30
NORTHWAY FINANCIAL INC
filed 2001-08-13
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
For the quarterly period ended June 30, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At August 1, 2001, there were 1,514,780 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1.
         Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 2001 and 2000 (Unaudited)..............3

         Condensed Consolidated Balance Sheets at June 30, 2001 (Unaudited)
         and December 31, 2000................................................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (Unaudited).............................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....7

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk..........12

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings...................................................13

Item 2.
         Changes in Securities...............................................13

Item 3.
         Default Upon Senior Securities......................................13

Item 4.
         Submission of Matters to a Vote of Security Holders.................13

Item 5.
         Other Information...................................................13

Item 6.
         Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                     Three Months            Six Months
                                                                     Ended June 30,          Ended June 30,
(Dollars in thousands, except per share data)                         2001        2000         2001        2000
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                                           $8,002      $8,206      $16,260    $16,120
     Interest on debt securities:
       Taxable                                                          462         740        1,153      1,504
       Tax exempt                                                       125          62          232        125
     Dividends                                                           89         111          194        204
     Federal funds sold                                                  94           5          114          8
     Interest bearing deposits                                           1            3            2          5
                                                                     ------------------------------------------
        Total interest and dividend income                            8,773       9,127       17,955     17,966
                                                                     ------------------------------------------
Interest expense:
     Deposits                                                         3,005       2,584        6,324      4,993
     Borrowed funds                                                     706       1,420        1,468      2,567
                                                                    -------------------------------------------
        Total interest expense                                        3,711       4,004        7,792      7,560
                                                                    -------------------------------------------
     Net interest and dividend income                                 5,062       5,123       10,163     10,406
Provision for loan losses                                               225         255          450        500
                                                                    -------------------------------------------
     Net interest and dividend income after provision
        for loan losses                                               4,837       4,868        9,713      9,906
                                                                    -------------------------------------------
Noninterest income:
     Service charges on deposit accounts and fees                       311         245          600        480
     Securities gains, net                                               63         156           95        276
     Other                                                              411         259          683        462
                                                                    -------------------------------------------
        Total noninterest income                                        785         660        1,378      1,218
                                                                    -------------------------------------------
Noninterest expense:
     Salaries and employee benefits                                   2,239       2,186        4,378      4,371
     Office occupancy and equipment                                     714         641        1,445      1,321
     Amortization of deposit assumption premium                         175         102          350        205
     Other                                                            1,145       1,152        2,129      2,238
                                                                    -------------------------------------------
         Total noninterest expense                                    4,273       4,081        8,302      8,135
                                                                    -------------------------------------------
        Income before income tax expense                              1,349       1,447        2,789      2,989
Income tax expense                                                      413         435          851        973
                                                                    -------------------------------------------
        Net income                                                  $   936      $1,012      $ 1,938    $ 2,016
                                                                    ===========================================
        Comprehensive net income                                    $   904      $  966      $ 2,014    $ 1,743
                                                                    ===========================================
Per share data:
     Earnings per common share                                      $  0.62      $ 0.64      $  1.27    $  1.26
     Cash dividends declared                                        $  0.17      $ 0.15      $  0.34    $  0.30
Weighted average number of common shares                          1,520,525   1,598,618    1,530,893  1,603,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        Jun. 30,       Dec. 31,
(Dollars in thousands, except per share data)             2001           2000
------------------------------------------------------------------------------
                                                          (Unaudited)
Assets
Cash and due from banks and interest bearing deposits    14,822      $  15,401
Federal funds sold                                       11,930              -
Investment securities available-for-sale                 46,417         55,712
Investment securities held-to-maturity                        -          2,752
Loans held-for-sale                                       2,650            229
Loans, net before allowance for loan losses             393,121        393,258
     Allowance for loan losses                           (4,486)        (4,354)
                                                       -----------------------
     Loans, net                                         388,635        388,904
                                                       -----------------------
Other real estate owned                                      55             25
Accrued interest receivable                               2,443          2,842
Deferred income tax asset, net                            1,851          1,901
Premises and equipment, net                              11,284         11,000
Deposit assumption premium                                4,748          5,098
Other assets                                              1,966          1,280
                                                       -----------------------
       Total assets                                    $486,801       $485,144
                                                       =======================
Liabilities and stockholders' equity
  Liabilities:
     Interest bearing deposits                         $325,992       $335,027
     Noninterest bearing deposits                        56,537         56,745
     Securities sold under agreements to repurchase      10,328          9,390
     Short-term Federal Home Loan Bank advances           4,528          2,950
     Long-term Federal Home Loan Bank advances           45,000         35,528
     Other liabilities                                    2,413          3,942
                                                       -----------------------
       Total liabilities                                444,798        443,582
                                                       -----------------------
Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000
       shares authorized; none issued                         -              -
     Common stock, $1 par value; 9,000,000
       shares  authorized; 1,731,969 shares
       issued June 30, 2001 and December 31, 2000;
       and 1,515,740 outstanding June 30, 2001
       and 1,559,369 outstanding December 31, 2000        1,732          1,732
     Additional paid-in-capital                           2,101          2,101
     Retained earnings                                   44,527         43,110
     Treasury stock, at cost (216,229 and 172,600
       shares, respectively)                             (5,760)        (4,708)
     Accumulated other comprehensive income (loss),
       net of tax                                         ( 597)         ( 673)
                                                       -----------------------
       Total stockholders' equity                        42,003         41,562
                                                       -----------------------
       Total liabilities and stockholders' equity      $486,801       $485,144
                                                       =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months
                                                           Ended June 30,
(Dollars in thousands)                                     2001      2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                            $ 1,938    $ 2,016
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for loan losses                                 450        500
     Depreciation and amortization                             869        697
     Deferred income taxes                                       -       (149)
     Write down of real estate acquired by foreclosure           3          -
     Gains on sales of investment securities
       available-for-sale,  net                                (95)      (276)
     Amortization of premiums & accretion of discounts
       on securities, net                                       11         25
     Increase (decrease) in unearned income, net                1        (130)
     (Gains) losses on sales of real estate acquired
       by foreclosure                                          ( 9)        16
     Net increase in loans held for sale                    (1,699)      (211)
     Net change in other assets and other liabilities       (1,626)       (81)
                                                           ------------------
        Net cash (used) provided by operating activities      (157)     2,407
                                                           -------- ---------
Cash flows from investing activities:
     Proceeds from sales of investment securities
        available-for-sale                                   4,118      1,351
     Proceeds from maturities of investment securities
        held-to-maturity                                         -      1,363
     Proceeds from maturities of investment securities
        available-for-sale                                  28,880      2,569
     Purchase of investment securities available-for-sale  (20,965)    (2,709)
     Purchase of investment securities held-to-maturity          -       (855)
     Net increase in loans                                  (1,205)   (24,563)
     Proceeds from sales of real estate acquired
        by foreclosure                                          15         75
     Proceeds from sales of and payments received on
        other personal property                                296        250
     Additions to premises and equipment                      (803)      (291)
                                                           -------- ---------
        Net cash provided (used) by investing activities    10,336    (22,810)
                                                            ------- ---------
Cash flows from financing activities:
     Net increase (decrease) in deposits                    (9,243)     9,385
     Advances from Federal Home Loan Bank                   14,000     19,000
     Repayment of Federal Home Loan Bank advances                -    (23,000)
     Net (decrease) increase in short-term Federal
       Home Loan Bank advances                              (2,950)    16,800
     Net increase in securities sold under agreements
       to repurchase                                           938        986
     Purchases of treasury stock                            (1,052)      (608)
     Cash dividends paid                                      (521)      (482)
                                                           -------- ---------
        Net cash provided by financing activities            1,172     22,081
                                                           ------------------
Net increase in cash and cash equivalents                   11,351      1,678
     Cash and cash equivalents at beginning of period       15,401     16,087
                                                           ------------------
     Cash and cash equivalents at end of period            $26,752    $17,765
                                                           ==================

                                                                Continued....

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months
                                                           Ended June 30,
(Dollars in thousands)                                     2001      2000
--------------------------------------------------------------------------------
Cash paid during the period for:

     Interest                                              $9,081    $7,528
                                                           ======    ======

     Income taxes                                          $   983   $  756
                                                           =======   ======

Supplemental disclosures of non-cash activities:

     Loans transferred to real estate owned                $    33   $   --
                                                           =======   ======

     Loans transferred to other personal property          $   270   $  315
                                                           =======   ======

     Loans transferred to held-for-sale                     $  722   $   --
                                                            ======   ======

     Available-for-sale securities transferred to
         other assets                                       $  225   $   --
                                                            ======   ======

     Carrying amount of held-to-maturity securities
         transferred to available-for-sale                  $2,738   $   --
                                                            ======   ======

     Long-term Federal Home Loan Bank advances
       transferred to short-term Federal Home Loan
       Bank advances                                        $4,528   $   --
                                                            ======   ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.   Basis of Presentation.

The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its two wholly owned bank subsidiaries (collectively "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

2.   Impact of New Accounting Standard.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management adopted this pronouncement on January 1, 2001. Statement No. 133 allows for a one-time change in the classification of securities in the investment portfolio. In conjunction with the adoption of Statement No. 133, the Company transferred all securities held-to-maturity to the available-for-sale category at their market value of $2,731,000 as of January 1, 2001. In connection with the transfer, the Company recorded in comprehensive income an unrealized holding loss of approximately $13,000, net of tax effect. Under Statement No. 133, this transfer will not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of this Statement has had no other material impact on the consolidated financial statements.

The FASB has issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. Statement No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement has had no material impact on the consolidated financial statements.

The FASB has issued Statement No. 141, Business Combinations. This Statement improves the consistency of the accounting and reporting of business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but to date has not determined the impact.

The FASB has issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which for most companies, will be January 1, 2002. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but to date has not determined the impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation Introduction
        -------------------------

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

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein; a) the change in interest rates over the past year and expected changes in interest rates during the remainder of the year 2001; b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

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

Financial Condition
-------------------

The Company's total assets at June 30, 2001 were $486.8 million compared to $485.1 million at December 31, 2000, a $1.7 million increase. Net loans, including loans held for sale, increased $2.2 million to $391.3 million and investment securities decreased $12.0 million to $46.4 million. Cash and cash equivalents increased $11.4 million to $26.8 million as a result of the increase in federal funds sold balances. Total deposits decreased $9.2 million, while Federal Home Loan Bank advances increased $11.1 million and repurchase agreements increased $0.9 million. Total stockholders' equity increased $0.4 million from $41.6 million at December 31, 2000 to $42.0 million at June 30, 2001. The increase in stockholders' equity was a result of net income of $1.9 million partially offset by dividends of $0.5 million and treasury stock purchases totaling $1.1 million.

The Company maintains an allowance for loan losses to absorb future chargeoffs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At June 30, 2001 the allowance for loan losses was $4.5 million, or 1.13% of total loans, as compared to $4.4 million, or 1.11% of total loans at December 31, 2000. The adequacy of the allowance for loan losses was based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2001 and 2000 is as follows:

                                  Three Months             Six Months
                                  Ended June 30,           Ended June 30,
(Dollars in thousands)            2001        2000         2001        2000
---------------------------------------------------------------------------

Balance at beginning of period   $4,460      $4,115       $4,354     $4,887
                                 ------------------------------------------
Charge-offs                        (218)       (173)        (379)    (1,360)
Recoveries                           19          23           61        193
                                 ------------------------------------------
Net charge-offs                    (199)       (150)        (318)    (1,167)
Provision for loan losses           225         255          450        500
                                 ------------------------------------------
Balance at end of period         $4,486      $4,220       $4,486     $4,220
                                 ------------------------------------------

Nonperforming loans totaled $1.1 million as of June 30, 2001, compared to $1.0 million at December 31, 2000. The ratio of nonperforming loans to total loans was 0.28% as of June 30, 2001 compared to 0.24% at December 31, 2000 and the ratio of nonperforming assets to total assets was 0.25% as of June 30, 2001 compared to 0.22% at December 31, 2000.

Results of Operations
---------------------

The Company reported net income of $0.9 million, or $0.62 per share, for the three months ended June 30, 2001, versus $1.0 million, or $0.64 per share, for the three months ended June 30, 2000. The decrease in net income is primarily a result of an increase in noninterest expense. Net income for the six months ended June 30, 2001 was $1.9 million, or $1.27 per share, as compared to $2.0 million, or $1.26 per share, for the six months ended June 30, 2000, such increase per share resulting from the Company's ongoing stock repurchase program.

Net interest and dividend income for the second quarter of $5.1 million matched the $5.1 million of the second quarter of the prior year. For the six months ended June 30, 2001 net interest and dividend income decreased $0.2 million to $10.2 million as compared to $10.4 million for the same period of the prior year due to rapid declines in the prime rate.

Due to the low level of problem loans, the provision for loan losses decreased $30 thousand to $225 thousand for the three months ended June 30, 2001 compared to $255 thousand for the same quarter a year ago and decreased $50 thousand to $450 thousand for the six months ended June 30, 2001 compared to $500 thousand for the same period a year ago.

Noninterest income increased $125 thousand to $785 thousand in the second quarter of 2001 versus $660 thousand in the second quarter of 2000. For the six months ended June 30, 2001 noninterest income increased $160 thousand to $1.4 million as compared to $1.2 million for the same period of the prior year. In each case, the increase was primarily due to increased deposit service charges and other income which offset a decrease in securities gains.

Noninterest expense increased $0.2 million to $4.3 million for the quarter ended June 30, 2001 compared to the $4.1 million recorded during the same period last year. For the six months ended June 30, 2001 noninterest expense totaled $8.3 million, an increase of $0.2 million over the $8.1 million recorded for the same period of the prior year. The increase was principally attributable to the acquisition of an additional branch since the second quarter of the prior year.

Income Tax Expense
------------------

The Company recognized income tax expense of $851 thousand and $973 thousand for the six months ended June 30, 2001 and 2000, respectively. The effective tax rate was 30.5% and 32.6% for those respective periods. The decrease in the effective tax rate is due to the fact that the Company has obtained a number of State of New Hampshire tax credits related to economic development grants and is carrying a higher proportion of tax exempt investments.

Liquidity
---------

Liquidity risk management refers to the Company's ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee.

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

Capital
-------

The Company's Tier 1 and Total Risk Based Capital ratios were 9.99% and 11.20%, respectively, at June 30, 2001. The Company's leverage ratio at June 30, 2001 was 7.86%.

As of June 30, 2001, the capital ratios of the Company and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Branch Acquisition
------------------

On June 11, 2001, the Berlin City Bank (BCB) signed a purchase and sale agreement with the Bank of New Hampshire (BNH) which will result in the acquisition of the BNH branch in Littleton, New Hampshire. Deposit levels at that branch totaled approximately $32.7 million as of April 11, 2001. In addition, BCB will purchase certain loans associated with the branch totaling approximately $2.2 million. The purchase is scheduled to close on October 26, 2001.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

Item 1.  Legal Proceedings - None


Item 2. Changes in Securities - None


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 15, 2001. At the Annual Meeting, the stockholders elected Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes and William J. Woodward to three year terms as directors expiring at the 2004 annual meeting. The final vote for each of these elected directors is as follows:

                                      For                       Withheld
                                      ---                       --------
Fletcher W. Adams                   1,177,706                   14,229
Arnold P. Hanson, Jr.               1,177,290                   14,645
John H. Noyes                       1,177,706                   14,229
William J. Woodward                 1,176,938                   14,997

Directors continuing in office are Peter H. Bornstein, Stephen G. Boucher, Charles H. Clifford, Jr., Barry J. Kelley, Bruce W. Keogh, Randall G. Labnon and John D. Morris.

Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits - None

         (b) The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTHWAY FINANCIAL, INC.



         August 13, 2001        BY: \S\ William J. Woodward
                                   ---------------------------------
                                         William J. Woodward
                                          President & CEO
                                         (Principal Executive Officer)



         August 13, 2001        BY: \S\ George L. Fredette
                                   ---------------------------------------
                                         George L. Fredette
                                         Senior Vice President & CFO
                                         (Principal Financial and Accounting
                                         Officer)