Form 10-Q
period 2001-09-30
NORTHWAY FINANCIAL INC
filed 2001-11-09
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2001

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------     -----------------------

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             (Exact name of registrant as specified in its charter)

               New Hampshire                               04-3368579
               -------------                               ----------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)              Identification No.)

               9 Main Street
               Berlin, New Hampshire                       03570
               ---------------------                       -----
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 30, 2001, there were 1,511,628 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.
      Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Income for the Three Months
      and Nine Months Ended September 30, 2001 and 2000 (Unaudited)........   3

      Condensed Consolidated Balance Sheets at September 30, 2001
      (Unaudited) and December 31, 2000....................................   4

      Condensed Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2001 and 2000 (Unaudited)........................   5

      Notes to Condensed Consolidated Financial Statements (Unaudited).....   7

Item 2.
      Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................   9

Item 3.
      Quantitative and Qualitative Disclosures about Market Risk...........  12

PART II. OTHER INFORMATION

Item 1.
      Legal Proceedings....................................................  13

Item 2.
      Changes in Securities................................................  13

Item 3.
      Defaults Upon Senior Securities......................................  13

Item 4.
      Submission of Matters to a Vote of Security Holders..................  13

Item 5.
      Other Information....................................................  13

Item 6.
      Exhibits and Reports on Form 8-K.....................................  13

Signatures.................................................................  14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                               NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                                                             Three Months             Nine Months
                                                                           Ended September 30,     Ended September 30,
(Dollars in thousands, except per share data)                               2001        2000         2001        2000
---------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                                                 $7,854      $8,531      $24,114    $24,651
     Interest on debt securities
       Taxable                                                                454         721        1,607      2,225
       Tax exempt                                                             122          63          354        188
     Dividends                                                                 79         128          273        332
     Federal funds sold                                                       208         265          322        273
     Interest bearing deposits                                                  1           5            3         10
                                                                           ------------------------------------------
       Total interest and dividend income                                   8,718       9,713       26,673     27,679
                                                                           ------------------------------------------
Interest expense:
     Deposits                                                               2,655       3,032        8,979      8,025
     Borrowed funds                                                           784       1,268        2,252      3,835
                                                                           ------------------------------------------
        Total interest expense                                              3,439       4,300       11,231     11,860
                                                                           ------------------------------------------
      Net interest and dividend income                                      5,279       5,413       15,442     15,819
Provision for loan losses                                                     225         255          675        755
                                                                           ------------------------------------------
     Net interest and dividend income after provision for loan losses       5,054       5,158       14,767     15,064
                                                                           ------------------------------------------
Noninterest income:
     Service charges on deposit accounts and fees                             270         266          870        746
     Securities gains, net                                                     33         138          128        414
     Other                                                                    497         314        1,180        776
                                                                           ------------------------------------------
        Total noninterest income                                              800         718        2,178      1,936
                                                                           ------------------------------------------
Noninterest expense:
     Salaries and employee benefits                                         2,299       2,353        6,677      6,724
     Office occupancy and equipment                                           675         677        2,120      1,998
     Amortization of deposit purchase premium                                 128         134          478        339
     Other                                                                  1,183       1,143        3,312      3,381
                                                                           ------------------------------------------
        Total noninterest expense                                           4,285       4,307       12,587     12,442
                                                                           ------------------------------------------
        Income before income tax expense                                    1,569       1,569        4,358      4,558
Income tax expense                                                            470         537        1,321      1,510
                                                                           ------------------------------------------
        Net income                                                         $1,099      $1,032      $ 3,037    $ 3,048
                                                                           ==========================================
        Comprehensive net income                                           $  957      $1,360      $ 2,971    $ 3,103
                                                                           ==========================================
Per share data:
     Earnings per common share                                             $ 0.72     $  0.65       $ 1.99     $ 1.91
     Cash dividends declared                                               $ 0.17     $  0.15       $ 0.51     $ 0.45
Weighted average number of common shares                                1,513,264   1,586,134    1,524,952  1,597,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         Sept. 30,      Dec. 31,
(Dollars in thousands)                                    2001            2000
-------------------------------------------------------------------------------
                                                                (Unaudited)
Assets
Cash and due from banks and interest bearing deposits   $ 14,581       $ 15,401
Federal funds sold                                        23,450             --
Investment securities available-for-sale                  49,003         55,712
Investment securities held-to-maturity                        --          2,752
Loans held for sale                                        1,280            229
Loans                                                    395,390        393,258
   Allowance for loan losses                              (4,576)        (4,354)
                                                        ------------------------
   Loans, net                                            390,814        388,904
                                                        -----------------------
Real estate acquired by foreclosure                           32             25
Accrued interest receivable                                2,513          2,842
Deferred income tax asset, net                             1,944          1,901
Premises and equipment, net                               11,396         11,000
Deposit assumption premium                                 4,620          5,098
Other assets                                               2,104          1,280
                                                        -----------------------
      Total assets                                      $501,737       $485,144
                                                        =======================
Liabilities and Stockholders' Equity
Liabilities:
   Interest bearing deposits                            $336,792       $335,027
   Non-interest bearing deposits                          60,479         56,745
   Repurchase agreements                                  10,914          9,390
   Short-term Federal Home Loan Bank advances              3,028          2,950
   Long-term Federal Home Loan Bank advances              45,000         35,528
   Other liabilities                                       2,909          3,942
                                                        -----------------------
      Total liabilities                                  459,122        443,582
                                                        -----------------------
Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000 shares
     authorized; none issued                                  --             --
   Common stock, $1 par value; 9,000,000 shares
     authorized; 1,731,969 shares issued and
     1,511,628 outstanding September 30, 2001 and
     1,559,369 outstanding December 31, 2000               1,732          1,732
   Additional paid-in-capital                              2,101          2,101
   Retained earnings                                      45,376         43,110
   Treasury stock, at cost (220,341 and 172,600 shares,
     respectively)                                        (5,855)        (4,708)
   Accumulated other comprehensive (loss) income,
     net of tax                                             (739)          (673)
                                                        -----------------------
      Total stockholders' equity                          42,615         41,562
                                                        -----------------------
      Total liabilities and stockholders' equity        $501,737       $485,144
                                                        =======================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                               For the Nine Months
                                                                                               Ended September 30,
(Dollars in thousands)                                                                         2001        2000
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                               $ 3,037    $ 3,048
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    675        755
     Depreciation and amortization                                                              1,286      1,077
     Deferred income taxes                                                                         --       (149)
     Write-down of real estate acquired by foreclosure                                              3         --
     Gains on sales of investment securities available-for-sale, net                             (128)      (414)
     Amortization of premium & accretion of discounts on securities, net                           30         34
     Increase (decrease) in unearned income, net                                                    2       (185)
     (Gain) loss on sales of other real estate owned and other personal property, net             (19)         1
     Net increase in loans held for sale                                                         (785)    (3,000)
     Net change in other assets and other liabilities                                          (1,347)      (284)
                                                                                              ------------------
        Net cash provided by operating activities                                               2,754        883
                                                                                              ------------------
Cash flows from investing activities:
     Proceeds from sales of investment securities available-for-sale                            4,211      2,013
     Proceeds from maturities of investment securities held-to-maturity                            --      2,444
     Proceeds from maturities of investment securities available-for-sale                      33,608      4,141
     Purchase of investment securities available-for-sale                                     (28,594)    (5,309)
     Purchase of investment securities held-to-maturity                                            --     (1,155)
     Net increase in loans                                                                     (3,287)   (25,965)
     Proceeds from sales of and payments received on other real estate owned                       37        137
     Proceeds from sales of and payments received on other personal property                      450        346
     Additions to premises and equipment                                                       (1,204)    (1,263)
                                                                                              ------------------
        Net cash provided (used) by investing activities                                        5,221     (24,611)
                                                                                              ------------------
Cash flows from financing activities:
     Deposits assumed in branch transaction, net of assumption premium                             --     23,381
     Net increase in deposits                                                                   5,499     22,608
     Advances from Federal Home Loan Bank                                                      14,000     19,000
     Repayment of Federal Home Loan Bank advances                                              (1,500)   (39,000)
     Net (decrease) increase in short-term Federal Home Loan Bank advances                     (2,950)    11,050
     Net increase in securities sold under agreements to repurchase                             1,524      4,019
     Purchases of treasury stock                                                               (1,147)      (704)
     Cash dividends paid                                                                         (771)      (719)
                                                                                              ------------------
        Net cash provided by financing activities                                              14,655   39,635
                                                                                              ------------------
Net increase in cash and cash equivalents                                                      22,630    15,907
     Cash and cash equivalents at beginning of period                                          15,401     16,087
                                                                                              ------------------
     Cash and cash equivalents at end of period                                               $38,031    $31,994
                                                                                              ==================

                                                                                                   Continued....

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                                   (Unaudited)

                                                             For the Nine Months
                                                             Ended September 30,
(Dollars in thousands)                                        2001        2000
-------------------------------------------------------------------------------
Cash paid during the period for:
     Interest                                                $12,670    $11,424
                                                             =======    =======
     Income taxes                                            $ 1,024    $ 1,064
                                                             =======    =======
Supplemental disclosures of non-cash activities:

     Loans transferred to real estate owned                  $    33    $    48
                                                             =======    =======
     Loans transferred to other personal property            $   402    $   500
                                                             =======    =======
     Loans transferred to held-for-sale                      $   722    $    --
                                                             =======    =======
     Available-for-sale securities transferred to other
       assets                                                $   225    $    --
                                                             =======    =======
     Carrying amount of held-to-maturity securities
       transferred to available-for-sale                     $ 2,738    $    --
                                                             =======    =======
     Long-term Federal Home Loan Bank advances
       transferred to short-term Federal Home Loan
       Bank advances                                         $ 4,528    $    --
                                                             =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

        The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

        The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2       Impact of New Accounting Standards.

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

        The FASB has issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which for most companies, will be January 1, 2002. Management believes that adopting this Statement will have no significant impact of on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

         The following discussion and analysis and related consolidated financial statements include Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Company").

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, and plans related to products or services of the Company and its subsidiaries. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions, economic and business conditions in the Company's market areas, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

         In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein; a) the current economic downturn nation-wide and regionally, as well as a deterioration of local business conditions, including termination of operations of a major employer in the primary market area of the Berlin City Bank, b) the change in interest rates over the past year and expected changes in interest rates during the remainder of the year 2001; c) a change in product mix attributable to changing interest rates, customer preferences or competition; d) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and e) the effectiveness of advertising, marketing and promotional programs.

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

Financial Condition

         The Company's total assets at September 30, 2001 were $501.7 million compared to $485.1 million at December 31, 2000, a $16.6 million increase. Net loans, including loans held for sale, increased $3.0 million to $392.1 million and investment securities decreased $9.5 million to $49.0 million. Cash and cash equivalents increased $22.6 million to $38.0 million as a result of a decrease in investment securities and an increase in deposit and debt balances. Deposits increased $5.5 million, Federal Home Loan Bank advances increased $9.6 million and repurchase agreements increased $1.5 million. Total stockholders' equity increased $1.0 million from $41.6 million at December 31, 2000 to $42.6 million at September 30, 2001. The increase in stockholders' equity was a result of net income of $3.0 million partially offset by an increased accumulated comprehensive loss of $0.1 million, dividends of $0.8 million and treasury stock purchases totaling $1.1 million.

         The Company maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged off are added to the allowance when collected. At September 30, 2001 the allowance for loan losses was $4.6 million, or 1.16% of total loans, compared to $4.4 million, or 1.11% of total loans at December 31, 2000. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three month and nine month periods ended September 30, 2001 and 2000 is as follows:

                                      Three Months               Nine Months
                                   Ended September 30,       Ended September 30,
(Dollars in thousands)              2001        2000         2001       2000
-----------------------------------------------------------------------------

Balance at beginning of period     $4,486      $4,220       $4,354     $4,887
                                   ------------------------------------------
Charge-offs                          (175)       (199)        (554)    (1,559)
Recoveries                             40          22          101        215
                                   ------------------------------------------
Net Charge-offs                      (135)       (177)        (453)    (1,344)
Provision for loan losses             225         255          675        755
                                   ------------------------------------------
Balance at end of period           $4,576      $4,298       $4,576     $4,298
                                   ------------------------------------------

         Nonperforming loans totaled $1.1 million as of September 30, 2001, compared to $1.0 million at December 31, 2000. The ratio of nonperforming loans to total loans was 0.27% as of September 30, 2001 compared to 0.24% at December 31, 2000 and the ratio of nonperforming assets to total assets was 0.23% as of September 30, 2001 compared to 0.22% at December 31, 2000.

Results of Operations

         The Company reported net income of $1.10 million, or $0.72 per common share, for the three months ended September 30, 2001, compared to $1.03 million, or $0.65 per common share, for the three months ended September 30, 2000. The increase in net income for the quarter is primarily attributable to higher noninterest income and lower tax expense. Net interest and dividend income for the three months ended September 30, 2001 decreased $0.13 million to $5.28 million compared to $5.41 million for the third quarter of the prior year.

         Net income for the nine months ended September 30, 2001 was $3.04 million, or $1.99 per common share, compared to $3.05 million, or $1.91 per share, for the nine months ended September 30, 2000. The decrease in net income is primarily a result of decreases in net interest and dividend income and an increase in operating expenses partially offset by increased noninterest income and lower taxes. For the nine months ended September 30, 2000 net interest and dividend income decreased $0.38 million to $15.44 million compared to $15.82 million for the same period of the prior year. The increase in net income per share is a result of a reduction of shares of common stock outstanding in connection with the Company's share repurchase program.

         Noninterest income increased $0.08 million to $0.80 million in the third quarter of 2001 compared to $0.72 million in the third quarter of 2000. For the nine months ended September 30, 2001 noninterest income increased $0.24 million to $2.18 million compared to $1.94 million for the same period of the prior year. In each case, the increase was primarily due to increased deposit service charges and other income which offset a decrease in securities gains.

          Noninterest expense decreased $0.02 million to $4.29 million for the quarter ended September 30, 2001 compared to the $4.31 million recorded during the same period last year. For the nine months ended September 30, 2001 noninterest expense totaled $12.59 million, an increase of $0.15 million over $12.44 million recorded for the same period of the prior year. The results for the third quarter of 2000 included expenses associated with the West Ossipee branch acquisition which did not recur in 2001 while the increase on a year-to-date basis was principally attributable to the acquisition of an additional branch during the third quarter of the prior year.

Income Tax Expense

         The Company recognized income tax expense of $1.32 million and $1.51 million for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rates were 30.3% and 33.1% for those respective periods. The decrease in the effective tax rate is due to the favorable effect of the Company's State of New Hampshire tax credits related to economic development grants and a higher proportion of tax exempt investments.

Liquidity

         Liquidity risk management refers to the Company's and its subsidiaries' ability to raise funds in order to meet existing and anticipated financial obligations. These obligations to make payment include withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments as well as new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee.

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

         Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for the parent holding company are dividends from the subsidiary banks.

         Management believes that the Company's current level of liquidity and funds availability from outside sources are sufficient to meet the Company's needs. However, the Company has been successful in its efforts to increase its lending capabilities and may need to identify additional sources of liquidity as the loan portfolio expands.

Branch Acquisition

         On June 11, 2001, the Berlin City Bank (BCB) signed a purchase and sale agreement with the Bank of New Hampshire (BNH) which resulted in the acquisition of the BNH branch in Littleton, New Hampshire on October 26, 2001. Deposit levels at that branch totaled approximately $28.7 million at acquisition. In addition, BCB purchased certain loans associated with the branch totaling approximately $2.6 million.

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 10.06% and 11.25%, respectively, at September 30, 2001. The Company's Tier 1 leverage ratio at September 30, 2001 was 7.68%. As of September 30, 2001, the capital ratios of the Company and all its subsidiary banks exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). As a result of the above mentioned branch acquisition Total Risk Based Capital at BCB is anticipated to fall below the "well capitalized" level for a period of time.


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


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits - None

         (b) The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2001

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NORTHWAY FINANCIAL, INC.

         November 9, 2001                   BY: \S\ William J. Woodward
                                                -------------------------------
                                                William J. Woodward
                                                President & CEO
                                                (Principal Executive Officer)

         November 9, 2001                   BY: \S\ George L. Fredette
                                                -------------------------------
                                                George L. Fredette
                                                Senior Vice President & CFO
                                                (Principal Financial and
                                                Accounting Officer)