Form 10-K
period 2001-12-31
NORTHWAY FINANCIAL INC
filed 2002-03-29
CIK 1041753

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the fiscal year ended December 31, 2001

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares of common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of March 15, 2002 was 1,295,868 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ National Market on such date, of $37,450,585.

    At March 15, 2002, there were 1,511,324 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders are incorporated by reference in Item 1 of Part I and Items 7 and 8 of Part II.

Portions of the registrant's proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.
===============================================================================

                           FORM 10-K TABLE OF CONTENTS

                            NORTHWAY FINANCIAL, INC.

                                     PART I

ITEM 1    Business........................................................    1

ITEM 2    Properties......................................................    9

ITEM 3    Legal Proceedings...............................................    9

ITEM 4    Submission of Matters to a Vote of Security Holders.............    9

                                 PART II

ITEM 5    Market for the Registrant's Common Stock and Related
            Security Holder Matters.......................................    9

ITEM 6    Selected Financial Data.........................................   10

ITEM 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. .........................   12

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk......   12

ITEM 8    Financial Statements and Supplementary Material.................   12

ITEM 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................   12

                                PART III

ITEM 10   Directors and Executive Officers of the Registrant..............   12

ITEM 11   Executive Compensation..........................................   12

ITEM 12   Security Ownership of Certain Beneficial Owners and
            Management ...................................................   12

ITEM 13   Certain Relationships and Related Transactions..................   12

                                 PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ..................................................   13

              Signatures..................................................   14

FORWARD-LOOKING STATEMENTS

   Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, and plans related to products or services of the Company and its subsidiaries. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption "Risk Factors" in Item 1 of this report, overall economic and business conditions, economic and business conditions in the Company's market areas, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

   In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: i) the current economic downturn nationwide and regionally, as well as the deterioration of local business conditions including variations in the level of operations of a major employer in the primary market area of The Berlin City Bank; ii) changes in interest rates over the past year and the relative relationship between the various interest rate indices that the Company uses; iii) a change in product mix attributable to changing interest rates, customer preferences or competition;
iv) a change in product mix attributable to changing interest rates, customer preferences or competition; v) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and
vi) the effectiveness of advertising, marketing and promotional programs.

   The words "believe," "expect," "anticipate," "intend," "estimate," "project" or the negative of such terms and other similar expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

   Though the Company has attempted to list comprehensively the factors which might affect forward-looking statements, the Company wishes to caution you that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to anticipate all of such factors, nor can it assess the impact of each such factor, or combination of factors, which may cause actual results to differ materially from forward-looking statements.

                                     PART 1

ITEM 1.  BUSINESS

Description of Business

   Northway Financial, Inc. (the "Company") was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire chartered bank headquartered in Berlin, New Hampshire ("BCB"), pursuant to a reorganization transaction (the "BCB Reorganization") by and among the Company, BCB, and a subsidiary of BCB, and, thereafter, effecting the merger (the "Merger") by and among the Company, BCB, Pemi Bancorp, Inc. ("PEMI"), and PEMI's wholly owned subsidiary, Pemigewasset National Bank, a national bank headquartered in Plymouth, New Hampshire ("PNB"). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB (collectively the "Banks"), became wholly owned subsidiaries of the Company. Unless the context otherwise requires, references herein to the "Company" include Northway Financial, Inc. and its consolidated subsidiaries.

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

   The following information concerning the Company's investment activities, lending activities, asset quality and allowance for loan losses should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing under Item 7 of this report and the Company's Consolidated Financial Statements and Notes thereto.

Investment Activities

   The following table presents the carrying amount of the Company's securities available-for-sale and held-to-maturity as of December 31, 2001, 2000 and 1999 (dollars in thousands):

                                              2001           2000          1999
                                            --------      ---------    --------
Available-for-sale:
  US Treasury and other
     US government agency securities         $10,977      $28,780       $26,449
  Mortgage-backed securities(1)               21,097       14,652        18,813
  Marketable equity securities                 3,255        2,409         2,780
  Non-marketable equity securities             4,712        5,199         4,456
  Corporate bonds                             14,230        1,003            --
  State and political subdivision bonds
     and notes                                 6,005        3,444         3,500
                                             -------      -------       -------
                                              60,276       55,487        55,998
                                             -------      -------       -------
Held-to-maturity
  Mortgage-backed securities(1)              $     -     $  2,252      $  3,601
  State and political subdivision bonds
     and notes                                     -          500         1,550
                                             -------      -------       -------
                                                   -        2,752         5,151
                                             -------      -------       -------
Total securities                             $60,276      $58,239       $61,149
                                             =======      =======       =======

(1) Includes Collateralized Mortgage Obligations.

   The following table sets forth the amortized cost of the Company's debt obligations maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2001 (dollars in thousands):

                                                                  Maturities
                                               ---------------------------------------------
                                                            One to       Five to       Over
                                                Within       five          ten          ten          Total
                                               One year      years        years        years          Cost
                                               --------      -----        -----        -----          ----
Available-for-sale:
US Treasury and other
  US government agency securities              $   --      $ 6,983       $ 3,986       $   --      $10,969
Mortgage-backed securities (1)                    105        7,229         7,633        6,160       21,127
Corporate bonds                                    --       14,167            --           --       14,167
State and political subdivision bonds
   and notes                                    1,010          311         2,930        1,656        5,907
                                               ------      -------       -------       ------      -------
                                               $1,115      $28,690       $14,549       $7,816      $52,170
                                               ======      =======       =======       ======      =======
Market value                                   $1,118      $28,651       $14,724       $7,816      $52,309
                                               ======      =======       =======       ======      =======

Weighted average yield                           5.80%        5.50%         5.31%        5.88%        5.51%

(1) Includes Collateralized Mortgage Obligations

Lending Activities

   The following table sets forth information with respect to the composition of the Company's loan portfolio, excluding loans held for sale, as of December 31, 2001, 2000, 1999, 1998 and 1997 (dollars in thousands):

                                                                          December 31,
                                                      ----------------------------------------------------
                                                         2001       2000      1999       1998       1997
                                                         ----       ----      ----       ----       ----
Real estate:
  Residential                                          $109,261   $129,805  $139,389   $146,603   $152,041
  Commercial                                            111,642    100,608    93,061     77,680     61,873
  Construction                                            1,581      5,752     4,360      4,118      5,664
Commercial                                               22,727     22,270    28,833     25,874     21,460
Installment                                              28,210     28,177    24,147     25,070     23,476
Indirect installment                                    120,761     98,919    75,781         18          -
Other                                                     6,303      7,881     7,369      4,795      2,769
                                                       --------   --------  --------   --------   --------
  Total loans                                           400,485    393,412   372,940    284,158    267,283
Less:
  Unearned income                                           169        154       174        332        526
  Allowance for loan losses                               4,642      4,354     4,887      4,404      4,156
                                                       --------   --------  --------   --------   --------
                                                          4,811      4,508     5,061     4 ,736      4,682
                                                       --------   --------  --------   --------   --------
Net loans                                              $395,674   $388,904  $367,879   $279,422   $262,601
                                                       ========   ========  ========   ========   ========

   The following table presents the maturity distribution of the Company's real estate construction and commercial loans at December 31, 2001 (dollars in thousands):

                                                          Percent of
                                             Amount          Total
                                             ------          -----
   Within one year                          $ 5,920          24.35%
   One to five years                         11,332          46.62
   Over five years                            7,056          29.03
                                            -------         ------
                                            $24,308         100.00%
                                            =======         ======

   The Company's real estate construction and commercial loans due after one year at December 31, 2001 were comprised of the following (dollars in thousands):
                                                 Amount
   Fixed interest rate                          $ 7,573
   Adjustable interest rate                      10,815
                                                -------
                                                $18,388

Analysis of the Allowance for Loan Losses

   The following table reflects activity in the Company's allowance for loan losses for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (dollars in thousands):

                                           Years ended December 31,
                              -------------------------------------------------
                               2001      2000       1999       1998      1997
                               ----      ----       ----       ----      ----

Balance at the beginning of
  period                       $4,354    $4,887     $4,404     $4,156    $3,941
Charge-offs:
   Real estate                    110       213        159        383       452
   Commercial                      95     1,006         25         67       105
   Installment loans to
     individuals                  529       424        120         74        48
   Credit card                      -         -          -          -         1
    Other                           -         -          -          -         6
                               ------    ------     ------     ------    ------
   Total                          734     1,643        304        524       612
                               ------    ------     ------     ------    ------
Recoveries:
   Real estate                     35        32        213        115       212
   Commercial                       -        --         21         98        55
   Installment loans to
     individuals                   87        96         12         17        19
   Credit card                      -         2          1          2         4
    Other                           -         -          -          -         2
                               ------    ------     ------     ------    ------
      Total                       122       130        247        232       292
                               ------    ------     ------     ------    ------
Net charge-offs                   612     1,513         57        292       320
Provision charged to expense      900       980        540        540       535
                               ------    ------     ------     ------    ------
Balance at the end of period   $4,642    $4,354     $4,887     $4,404    $4,156
                               ======    ======     ======     ======    ======

Ratio of net charge-offs to
  average loans                  0.15%     0.39%      0.02%      0.11%     0.12%

Allocation of the Allowance for Loan Losses

   The following table sets forth the breakdown of the Company's allowance for loan losses in the Company's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                   December 31,
                   -----------------------------------------------------------------------------------------------------------------
                        2001                    2000                   1999                   1998                   1997
                        ----                    ----                   ----                   ----                   ----
                           Percent of              Percent of             Percent of             Percent of             Percent of
                           loans in each          loans in each          loans in each          loans in each          loans in each
                            category to            category to            category to            category to            category to
                   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans   Amount   total loans
                   --------------------------------------------------------------------  -------------------   -----------
Commercial         $  208      7.7%       $  719      5.7%       $  530       7.7%      $  651       9.1%      $  613       8.0%
Real estate:
   Commercial &
   Construction     1,621     26.1         1,009     27.0         1,773      26.1        1,325      28.8        1,251      25.3
   Residential        585     37.4         1,160     32.9           503      37.3        1,478      51.6        1,395      56.5
Installment         1,719     26.8         1,440     32.4         1,125      26.9          210       8.8          198       8.8
Other                  17      2.0            26      2.0            60       2.0           58       1.7           55       1.0
Unallocated           492      N/A          --        N/A           896       N/A          682       N/A          644       N/A
                   ------     -----       ------     -----       ------      -----      ------      -----      ------      -----
                   $4,642     100.0%      $4,354     100.0%      $4,887      100.0%     $4,404      100.0%     $4,156      100.0%
                   ======     ====        ======     ====        ======      ====       ======      ====       ======      ====

Deposits

   The information set forth on page 29 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Supervision and Regulation

   General. In addition to state and federal laws generally applicable to businesses and employers, the Company, PNB and BCB are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. State and federal banking laws have as their principal objective either the maintenance of safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the protection of stockholders of a bank or its parent company. To the extent the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

   The Company. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") and is required to file periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act, or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

   The Gramm-Leach-Bliley Act (the "GLB Act") established a comprehensive framework to permit affiliations among banks, securities firms, insurance firms and other financial companies by substantially modifying the BHC Act to authorize bank holding companies that qualify and elect to become "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity and allowing subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the bank holding company's banks must have been rated `satisfactory' or better in its most recent federal Community Reinvestment Act (`CRA') evaluation. The activities of bank holding companies would continue to be limited to activities authorized currently under the BHC Act. The Company is qualified but has not elected to become a "financial holding company" at this time and is therefore subject to the restrictions of the BHC Act as outlined above.

   The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8.0% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included in Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

   In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total assets (the "Leverage Ratio") of 3.0%. Total assets for this purposes does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. The Company, however, expects to be subjected to required ratios of 4.0% to 5.0% or more.

   The Company is currently in compliance with both the Risk-Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2001, it had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 9.08% and 10.28%, respectively, and a Leverage Ratio equal to 6.95%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines.

   The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring `control' of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the `Exchange Act') would, under the circumstances set forth in the presumption, constitute the acquisition of control.

   In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of our outstanding common stock as the Federal Reserve Board deems to constitute control over the Company.

   PNB. PNB is a national banking association, organized under the National Bank Act. As such, its primary regulatory authority is the Comptroller of the Currency of the United States (the "Comptroller"). The Comptroller regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required capital and reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations. Capital requirements applicable to PNB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

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

   BCB. BCB is organized under New Hampshire law and is subject to the regulations of the New Hampshire Bank Commissioner, the Federal Deposit Insurance Corporation (the "FDIC"), and the Federal Reserve Board. BCB's operations are subject to various requirements and restrictions under the laws of the United States and the State of New Hampshire, including those related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to BCB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

   Community Reinvestment Act. Both BCB and PNB are subject to the provisions of the Community Reinvestment Act ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the communities served by the institution, including those of low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public.

   An institution's CRA rating is taken into account by its regulators in considering various types of applications. In addition, an institution receiving a rating of substantial noncompliance is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act ("FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies. Formation of a "financial holding company" under the GLB Act is also dependent of the maintenance of a "satisfactory" CRA rating.

   Customer Information Security. The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the `Guidelines') for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

   Privacy. The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires us to explain to consumers our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, we are prohibited from disclosing such information except as provided in our policies and procedures.

   USA Patriot Act. The USA Patriot Act of 2001 (the `Patriot Act'), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

   Government Monetary Policy. The Company's banking subsidiaries are affected by the credit policies of monetary authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board are open market operations in U. S. Government securities, changes in the discount and fed funds rates, reserve requirements on member bank deposits, and funds availability regulations. The monetary policies of the Federal Reserve Board have in the past had a significant effect on the operations of financial institutions, including the Company and its subsidiaries, and will continue to do so in the future. Changing conditions in the national economy and money markets, as well as the impact of actions by monetary and fiscal authorities, make it difficult to predict the effect of future changes in interest rates, deposit levels or loan demand on the business and income of the Company and its subsidiaries.

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

   The Company's banking subsidiaries face significant competition in their respective market from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect the Company's ability to achieve its financial goals. Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by the Company. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Company in pricing, delivery, and marketing of their products and services. The Company's long-term success depends on the ability of the Company's banking subsidiaries to compete successfully with other financial institutions in their service areas. It is not possible to assess what impact these changes in the regulatory environment will have on the Company. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by the Company and its banking subsidiaries.

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

Risk Factors

   The discussions set forth below contains certain statements that may be considered "forward-looking statements." Forward-looking statements involve unknown risks, uncertainties and other factors that may cause the Company's actual results to materially differ from those projected in the forward-looking statements. For further information regarding forward-looking statements, you should review he discussion under the caption "FORWARD-LOOKING STATEMENTS" on page 1 of this report.

   The Company could be adversely impacted by changes in applicable regulations. The Company is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Company and its bank subsidiaries may conduct business and obtain financing. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted, in the future will not make compliance more difficult or expensive, restrict the Company's ability to originate, broker or sell loans or otherwise adversely affect the operations of the Company. See "Supervision and Regulation."

   The Company's business is largely dependent upon the hospitality industry. A number of the Company's loan customers are in the hospitality industry. The hospitality industry is dependent on personal discretionary spending levels. Consequently, the hospitality industry tends to be adversely impacted during general economic downturns and recessions. Unforeseen events, such as political instability, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the hospitality industry. As a result, the Company's business also is likely to be affected by those events.

   Interest rate volatility may adversely impact the Company's results of operations. The principal components of the Company's income stream are net interest and dividend income. Net interest and dividend income is the difference between interest and fee income on earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. The Company's net interest and dividend income may be significantly affected by changes in market interest rates. A decrease in interest rates could reduce the Company's net interest and dividend income as the difference between interest and fee income and interest expense decreases. An increase in interest rates could also negatively impact the Company's results of operations by reducing borrowers' ability to repay their current loan obligations, resulting in increased loan defaults, foreclosures and write-offs and may necessitate increases to the Company's allowance for loan losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

   The Company's allowance for loan losses may not be adequate to cover actual losses. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for potential loan losses based on several factors. If the Company's assumptions are wrong, its allowance for loan losses may be insufficient to cover its actual losses, which would have an adverse effect on the Company's results of operations, and may cause the Company to increase the allowance in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report.

Employees
   As of December 31, 2001, the Company and its subsidiaries had approximately 250 full-time equivalent employees. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

   The Company operates 18 branch offices and two loan origination facilities in the central and northern New Hampshire towns of Berlin, Conway (4), Gorham (2), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (2), Franklin and Concord. Thirteen of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located on properties the Company owns. The Company leases five of its branches and the two loan origination facilities under five-year leases expiring between September 30, 2001 and November 20, 2004. Thirteen of the Company's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Company's common stock is traded on The NASDAQ Stock Market, Inc.'s National Market under the symbol "NWFI." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by the NASDAQ National Market, and the dividends paid on the common stock:

                                     Price Per Share
                                  ----------------------
                                    Low           High       Dividends Per Share
                                  -------        -------     -------------------

     2001       4th Quarter       $27.25          $29.75             $0.17
                3rd Quarter       $25.75          $30.95             $0.17
                2nd Quarter       $23.50          $30.00             $0.17
                1st Quarter       $22.88          $24.19             $0.17

     2000       4th Quarter       $21.50          $24.13             $0.15
                3rd Quarter       $22.13          $24.75             $0.15
                2nd Quarter       $20.00          $23.50             $0.15
                1st Quarter       $20.00          $26.38             $0.15

   On March 15, 2002, the closing sales price of the common stock on the NASDAQ National Market was $28.90 per share. As of such date, there were approximately 1,350 holders of record of the Company common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2001. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and the Company's Consolidated Financial Statements and Notes thereto. As a result of the Merger described under Item 1 of this report, the selected consolidated financial data for 1997 reflects the combined results of operations and financial position of the Company and PEMI restated for such periods pursuant to the pooling of interests method of accounting.

At or for the years ended December 31,             2001         2000         1999         1998          1997
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Balance Sheet Data:
Total assets                                      $513,939     $485,144     $462,552     $403,972     $377,866
Investment securities available-for-sale            60,276       55,487       55,848       50,567       57,141
Investment securities held-to-maturity                   -        2,752        5,151        6,509       11,312
Loans, net of unearned income                      400,316      393,258      372,766      283,826      266,757
Allowance for loan losses                            4,642        4,354        4,887        4,404        4,156
Other real estate owned                                 22           25          115          158          222
Deposit assumption premium                           8,080        5,098        1,271          860        1,161
Deposits (1)                                       412,840      391,772      343,029      350,921      322,063
Securities sold under agreements to repurchase       8,155        9,390        7,468        6,791        6,146
Stockholders' equity                                43,339       41,562       39,286       40,956       37,526
Income Statement Data:
Net interest and dividend income                  $ 20,721     $ 21,253     $ 19,342     $ 17,536     $ 17,027
Provision for loan losses                              900          980          540          540          535
Noninterest income                                   2,909        2,692        2,718        2,063        1,693
Noninterest expense                                 17,149       16,699       15,794       12,955       11,872
Net income                                           3,873        4,159        3,764        4,068        4,039
Per Common Share Data:
Net income - basic                                $   2.55     $   2.61     $   2.25     $   2.35     $   2.33
Net income - assuming dilution                        2.54         2.61         2.25         2.35         2.33
Cash dividends declared                               0.68         0.60         0.56         0.42         0.55
Book value                                           28.68        26.74        24.32        23.67        21.67
Tangible book value                                  23.32        23.41        23.54        23.18        21.00
Selected Ratios:
Return on average assets                              0.78%        0.86%        0.90%        1.06%        1.07%
Return on average equity                              9.14        10.29         9.37        10.25        11.14
Dividend payout                                      26.54        22.96        25.03        17.90        23.69
Average equity to average assets                      8.58         8.31         9.62        10.35         9.60

(1) 1998 includes a short-term money market deposit of $14,500.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 8 through 18 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

     The information set forth on pages 19 through 42 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be delivered in connection with its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be delivered in connection with its 2002 Annual Meeting of Stockholders, provided however, that the "Report of the Human Resources and Compensation Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in the Company's definitive proxy statement to be delivered in connection with its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be delivered in connection with its 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements:

             Auditor's Independent Report set forth on Page 42 of the Company's 2001 Annual Report to Stockholders

             Consolidated Statements of Financial Condition as of December 31, 2001 and 2000 set forth on Page 20 of the Company's 2001 Annual Report to Stockholders

             Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999 set forth on Page 19 of the Company's 2001 Annual Report to Stockholders

             Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2001, 2000 and 1999 set forth on Page 21 of the Company's 2001 Annual Report to Stockholders

             Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999 set forth on Page 21 of the Company's 2001 Annual Report to Stockholders

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 set forth on Page 22 of the Company's 2001 Annual Report to Stockholders

             Notes to Consolidated Financial Statements set forth on Pages 23 through 39 of the Company's 2001 Annual Report to Stockholders

         (2) Financial Statement Schedules:

               None

         (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

     (b) The Company filed no Reports on Form 8-K during the quarter ended December 31, 2001.

     (c) See Item 14(a)(3) above

     (d) See Item 8 of this Annual Report on Form 10-K

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWAY FINANCIAL, INC.

     March 27, 2002                     BY:/S/ William J. Woodward
                                           ------------------------------------
                                        William J. Woodward
                                        Chairman of the Board, President & Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                       Date
       ---------                           -----                       ----

                                   Chairman of the Board,         March 27, 2002
                                   President and CEO (Principal
/S/ William J. Woodward            Executive Officer)
---------------------------
William J. Woodward

                                   Vice President, Corporate      March 26, 2002
                                   Controller and Treasurer
                                   (Principal Financial and
/S/ Richard P. Orsillo             Accounting Officer)
---------------------------
Richard P. Orsillo



/S/ John D. Morris                 Director                       March 27, 2002
---------------------------
John D. Morris



/S/ John H. Noyes                  Director                       March 27, 2002
---------------------------
John H. Noyes



/S/ Barry J. Kelley                Director                       March 27, 2002
---------------------------
Barry J. Kelley



/S/ Randall G. Labnon              Director                       March 27, 2002
---------------------------
Randall G. Labnon



/S/ Stephen G. Boucher             Director                       March 27, 2002
---------------------------
Stephen G. Boucher



/S/ Peter H. Bornstein             Director                       March 27, 2002
---------------------------
Peter H. Bornstein


/S/ Charles H. Clifford, Jr.       Director                       March 27, 2002
---------------------------
Charles H. Clifford, Jr.


/S/ Arnold P. Hanson, Jr.          Director                       March 27, 2002
---------------------------
Arnold P. Hanson, Jr.

                                INDEX OF EXHIBITS

Exhibit Number   Description of Exhibit

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

                 Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended 1999). (2)

     10.8 Form of Collateral Assignment Split Dollar Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended 2000).(2)

     13          Northway Financial, Inc. Annual Report to Stockholders(1)

     21          List of Subsidiaries(1)

     23          Consent of Shatswell, MacLeod & Company, P.C. (1)

(1)  Filed herewith
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report