Form 10-Q
period 2002-03-31
NORTHWAY FINANCIAL INC
filed 2002-05-14
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2002

     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ---------------------

                        Commission File Number 000-23129

                             NORTHWAY FINANCIAL, INC
             (Exact name of registrant as specified in its charter)

                New Hampshire                               04-3368579
                -------------                               ----------
                (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)              Identification No.)

                9 Main Street
                Berlin, New Hampshire                       03570
                ---------------------                       -----
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 30, 2002, there were 1,516,074 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.
       Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Income for the Three Months
       Ended March 31, 2002 and 2001 (Unaudited)...........................   3

       Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited)
       and December 31, 2001...............................................   4

       Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2002 and 2001 (Unaudited)...........................   5

       Notes to Condensed Consolidated Financial Statements (Unaudited)....   6

Item 2.
       Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................   8

Item 3.
       Quantitative and Qualitative Disclosures about Market Risk..........  11

PART II. OTHER INFORMATION

Item 1.
       Legal Proceedings...................................................  12

Item 2.
       Changes in Securities...............................................  12

Item 3.
       Defaults Upon Senior Securities.....................................  12

Item 4.
       Submission of Matters to a Vote of Security Holders.................  12

Item 5.
       Other Information...................................................  12

Item 6.
       Exhibits and Reports on Form 8-K....................................  12

Signatures.................................................................  13

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
(Dollars in thousands, except per share data)                2002         2001
-------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                     $7,104       $8,258
  Interest on debt securities:
    Taxable                                                    581          691
    Tax-exempt                                                  64          107
  Dividends                                                     58          105
  Federal funds sold                                            47           20
  Interest bearing deposits                                   --              1
                                                            -------------------
    Total interest and dividend income                       7,854        9,182
                                                            -------------------
Interest expense:
  Deposits                                                   1,850        3,319
  Borrowed funds                                               685          762
                                                            -------------------
    Total interest expense                                   2,535        4,081
                                                            -------------------
    Net interest and dividend income                         5,319        5,101
Provision for loan losses                                      225          225
                                                            -------------------
    Net interest and dividend income after
      provision for loan losses                              5,094        4,876
                                                            -------------------
Noninterest income:
  Service charges and fees on deposit accounts                 309          289
  Securities gains, net                                        246           33
  Other                                                        397          283
                                                            -------------------
    Total noninterest income                                   952          605
                                                            -------------------
Noninterest expense:
  Salaries and employee benefits                             2,380        2,139
  Office occupancy and equipment                               763          731
  Amortization of unidentifiable intangible assets             164          175
  Other                                                      1,082          996
                                                            -------------------
    Total noninterest expense                                4,389        4,041
                                                            -------------------
    Income before income tax expense                         1,657        1,440
Income tax expense                                             574          438
                                                            -------------------
    Net income                                              $1,083       $1,002
                                                            ===================
      Comprehensive net income                              $  714       $1,110
                                                            ===================

Per share data:
  Earnings per common share                                 $ 0.72       $ 0.65
  Cash dividends declared                                   $ 0.17       $ 0.17
Weighted average number of common shares                 1,511,424    1,541,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        Mar. 31,       Dec. 31,
(Dollars in thousands)                                    2002           2001
-------------------------------------------------------------------------------
                                                      (Unaudited)
Assets
Cash and due from banks and interest bearing deposits   $ 13,867       $ 22,741
Federal funds sold                                         7,700          6,900
Securities available-for-sale                             60,057         60,276
Loans held-for-sale                                          922          2,026
Loans                                                    395,858        400,316
   Less: allowance for loan losses                         4,712          4,642
                                                        -----------------------
   Loans, net                                            391,146        395,674
                                                        -----------------------
Other real estate owned                                     --               22
Accrued interest receivable                                2,308          2,237
Deferred income tax asset, net                             1,916          1,861
Premises and equipment, net                               11,421         11,485
Unidentifiable intangible assets                           7,915          8,080
Other assets                                               2,789          2,637
                                                        -----------------------
      Total assets                                      $500,041       $513,939
                                                        =======================
Liabilities and Stockholders' Equity
Liabilities:
   Interest bearing deposits                            $337,182       $349,994
   Noninterest bearing deposits                           57,584         62,846
   Securities sold under agreements to repurchase          7,933          8,155
   Long-term Federal Home Loan Bank advances              48,028         48,028
   Other liabilities                                       5,476          1,577
                                                        -----------------------
      Total liabilities                                  456,203        470,600
                                                        -----------------------
Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000
     shares authorized; none issued                         --             --
   Common stock, $1 par value; 9,000,000 shares
     authorized; 1,731,969 issued at March 31, 2002
     and December 31, 2001 and 1,512,824 outstanding
     at March 31, 2002 and 1,511,324 outstanding at
     December 31, 2001                                     1,732          1,732
   Surplus                                                 2,102          2,101
   Retained earnings                                      46,781         45,955
   Treasury stock, at cost (219,145 and 220,645
     shares, respectively)                                (5,823)        (5,864)
   Accumulated other comprehensive loss, net of tax         (954)          (585)
                                                        -----------------------
   Total stockholders' equity                             43,838         43,339
                                                        -----------------------
     Total liabilities and stockholders' equity         $500,041       $513,939
                                                        =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
(Dollars in thousands)                                      2002         2001
-------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                              $ 1,083       $ 1,002
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                   225           225
  Depreciation and amortization                               455           437
  Deferred income tax expense                                 187          --
  Write-down of other real estate owned                      --               3
  Gains on sales of securities available-for-sale, net       (246)          (33)
  Amortization of premiums & accretion of discounts
    on securities, net                                         56             6
  Increase (decrease) in unearned income, net                  12            (6)
  Gain on sales of other real estate owned and other
    personal property, net                                     (4)          (12)
  Net decrease (increase) in loans held-for-sale            1,104          (398)
  Net change in other assets and other liabilities          3,647          (141)
                                                          ---------------------
     Net cash provided by operating activities              6,519         1,083
                                                          ---------------------
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale      5,880         3,957
  Proceeds from maturities of securities
    available-for-sale                                      5,684        19,061
  Purchase of securities available-for-sale               (11,766)      (15,304)
  Loan originations and principal collections, net          4,100         3,589
  Recoveries of previously charged-off loans                   59            42
  Proceeds from sales of and payments received on
    other real estate owned                                    26            15
  Proceeds from sales of and payments received on
    other personal property                                   161           128
  Additions to premises and equipment                        (226)         (315)
                                                          ---------------------
     Net cash provided by investing activities              3,918        11,173
                                                          ---------------------
Cash flows from financing activities:
  Net decrease in deposits                                (18,074)      (10,203)
  Advances from FHLB                                         --           4,000
  Net decrease in short-term FHLB advances                   --          (2,950)
  Net increase (decrease) in securities sold under
    agreements to repurchase                                 (222)        2,391
  Exercise of stock options                                    42          --
  Purchases of treasury stock                                --            (637)
  Cash dividends paid                                        (257)         (261)
                                                          ---------------------
     Net cash used in financing activities                (18,511)       (7,660)
                                                          ---------------------
Net increase (decrease) in cash and cash equivalents       (8,074)        4,596
  Cash and cash equivalents at beginning of period         29,641        15,401
                                                          ---------------------
  Cash and cash equivalents at end of period              $21,567       $19,997
                                                          =====================

Supplemental disclosure of cash flows:

  Interest paid                                           $ 2,761       $ 4,483
                                                          =====================

  Taxes paid                                              $    70       $  --
                                                          =====================

  Loans transferred to other real estate owned            $  --         $    24
                                                          =====================

  Loans transferred to other personal property            $   132       $   134
                                                          =====================

  Carrying amount of held-to-maturity securities
    transferred to available-for-sale                     $  --         $ 2,752
                                                          =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.      Basis of Presentation.

        The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its two wholly-owned bank subsidiaries (collectively, "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

        The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

        In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the reported periods. Actual results could differ from these estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

        The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

2.      Impact of New Accounting Standards.

        On January 1, 2001, the Company adopted Stated of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. SFAS No. 133 generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. SFAS No. 133 allows for a one-time change in the classification of securities in the investment portfolio. Therefore, in conjunction with the adoption of SFAS No. 133, the Company transferred all securities held-to-maturity to the available-for-sale category at their market value of $2,731,000 as of January 1, 2001. In connection with the transfer, the Company recorded in comprehensive income an unrealized holding loss of approximately $13,000, net of tax effect. Under SFAS No. 133, this transfer will not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of SFAS No. 133 did not have any material impact on the Company's consolidated financial statements.

        SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 has had no material impact on the Company's consolidated financial statements.

         SFAS No. 141, Business Combinations, improves the consistency of the accounting and reporting of business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this SFAS No. 141 has had no material impact on the Company's consolidated financial statements.

        SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which for most companies, was January 1, 2002. The adoption of SFAS No. 142 has had no material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis and the related condensed consolidated financial statements relate to Northway Financial, Inc. and its two wholly-owned subsidiaries, The Berlin City Bank and Pemigewasset National Bank (collectively the "Company").

Forward-Looking Statements

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

         In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein; a) the current economic downturn nation-wide and regionally, as well as a deterioration of local business conditions, including termination of operations of a major employer in the primary market area of the Berlin City Bank, b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

         The words "believe," "expect," "anticipate," "intend," "estimate," "project," or the negative of such terms and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Financial Condition

         The Company's total assets at March 31, 2002 were $500.0 million compared to $513.9 million at December 31, 2001, a decrease of $13.9 million. Net loans, including loans held-for-sale, decreased $5.6 million to $392.1 million. Cash and cash equivalents decreased $8.1 million to $21.6 million as a result of a decrease in vault cash as well as a decrease in Federal Reserve uncollected balances. Deposits decreased $18.1 million primarily due to lower DDA and time deposits. Total stockholders' equity increased $0.5 million from $43.3 million at December 31, 2001 to $43.8 million at March 31, 2002. The increase in stockholders' equity was a result of net income of $1.1 million partially offset by an increase in accumulated comprehensive loss of $0.4 million and dividends paid of $0.3 million.

         The Company maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At March 31, 2002 the allowance for loan losses was $4.7 million, or 1.19% of total loans, compared to $4.6 million, or 1.16% of total loans at December 31, 2001. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three-month periods ended March 31, 2002 and 2001 is as follows:


                                                                Three Months
                                                               Ended March 31,
(Dollars in thousands)                                        2002        2001
------------------------------------------------------------------------------

Balance at beginning of period                               $4,642     $4,354
                                                             -----------------
Charge-offs                                                    (214)      (161)
Recoveries                                                       59         42
                                                             -----------------
Net charge-offs                                                (155)      (119)
Provision for loan losses                                       225        225
                                                             -----------------
Balance at end of period                                     $4,712     $4,460
                                                             =================

         Nonperforming loans totaled $1.0 million as of March 31, 2002, compared to $1.4 million at December 31, 2001. The ratio of nonperforming loans to total loans was 0.25% as of March 31, 2002 compared to 0.35% at December 31, 2001 and the ratio of nonperforming assets to total assets was 0.21% as of March 31, 2002 compared to 0.30% at December 31, 2001.

Results of Operations

         The Company reported net income of $1,083,000, or $0.72 per common share, for the three months ended March 31, 2002, compared to $1,002,000, or $0.65 per common share, for the three months ended March 31, 2001. The increase in net income for the quarter is primarily attributable to higher net interest income and noninterest income partially offset by higher noninterest expense. The increase in per share net income reflects these factors as well as a reduction of common stock outstanding as a result of stock repurchased by the Company since March 2001. Net interest and dividend income for the three months ended March 31, 2002 increased $218,000 to $5,319,000 compared to $5,101,000 for the first quarter of the prior year.

         Noninterest income increased $347,000 to $952,000 in the first quarter of 2002 compared to $605,000 in the first quarter of 2001. The increase was primarily due to an increase in securities gains and loan extension fees, as well as an increase in the recognition of FAS125 servicing asset income.

          Noninterest expense increased $348,000 to $4,389,000 for the quarter ended March 31, 2002 compared to the $4,041,000 recorded during the same period last year primarily due to significant increases in pension and employee insurance plan expenses over the same period last year. In addition, the Littleton branch acquisition, which occurred during the fourth quarter of 2001, resulted in an increase in salaries and employee benefits as well as occupancy and other expense.

Income Tax Expense

         The Company recognized income tax expense of $574,000 and $438,000 for the three months ended March 31, 2002 and 2001, respectively. The effective tax rates were 34.6% and 30.4% for those respective periods. The increase in the effective tax rate is due to the fact that during 2001 the Company obtained a number of State of New Hampshire tax credits related to economic development grants and carried a larger percentage of tax exempt securities and loans versus the amount carried this year.


Liquidity

         Liquidity risk management refers to the Company's ability to raise funds in order to meet existing and anticipated financial obligations. These obligations to make payment include withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments as well as new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the Federal Home Loan Bank ("FHLB") credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee.

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

         Management believes that the Company's current level of liquidity and funds availability from outside sources is sufficient to meet the Company's needs.

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 9.37% and 10.59%, respectively, at March 31, 2002. The Company's Tier 1 leverage ratio at March 31, 2002 was 7.30%. As of March 31, 2002, the capital ratios of the Company and Pemigewasset National Bank exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Berlin City Bank's capital ratios as of March 31, 2002 exceeded the minimum capital ratio requirements of the "adequately-capitalized" category under FDICIA. This was the result of the branch acquisition during the fourth quarter of 2001, which caused Total Risk Based Capital to fall below the "well-capitalized" level.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Since December 31, 2001, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 8 through 18 of the Company's 2001 Annual Report to Stockholders filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None


Item 2.  Changes in Securities - None


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

             3.1 Amended and Restated Articles of Incorporation of Northway
                 Financial Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

             3.2 By-laws of Northway Financial Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

             4 Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

         (b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NORTHWAY FINANCIAL, INC.

         May 14, 2002                              BY: \S\ William J. Woodward
                                                       ------------------------
                                                   William J. Woodward
                                                   President & CEO
                                                   (Principal Executive Officer)

         May 14, 2002                              BY: \S\ Richard P. Orsillo
                                                       ------------------------
                                                   Richard P. Orsillo
                                                   Senior Vice President & CFO
                                                   (Principal Financial and
                                                   Accounting Officer)