Form 10-Q
period 2002-06-30
NORTHWAY FINANCIAL INC
filed 2002-08-12
CIK 1041753

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At July 31, 2002, there were 1,516,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1.
         Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 2002 and 2001 (Unaudited)..............3

         Condensed Consolidated Balance Sheets at June 30, 2002  (Unaudited)
         and December 31, 2001................................................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2002 and 2001 (Unaudited).............................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....6

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

Item 3.
         Defaults Upon Senior Securities.....................................13

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

Item 6.
         Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                     Three Months                Six Months
                                                                    Ended June 30,              Ended June 30,

(Dollars in thousands, except per share data)                       2002      2001             2002        2001
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                              $6,885      $8,002      $13,989    $16,260
  Interest on debt securities:
      Taxable                                                           712         462        1,293      1,153
      Tax-exempt                                                         79         125          143        232
  Dividends                                                              63          89          121        194
  Federal funds sold                                                     13          94           60        114
  Interest bearing deposits                                               -          1             -          2
                                                                     ------------------       -----------------
      Total interest and dividend income                              7,752       8,773       15,606     17,955
                                                                     ------------------       -----------------
Interest expense:
  Deposits                                                            1,569       3,005        3,419      6,324
  Borrowed funds                                                        653         706        1,338      1,468
  Guaranteed preferred beneficial interest in junior
       subordinated debentures                                           96           -           96          -
                                                                     ------------------       -----------------
       Total interest expense                                         2,318      3,711         4,853      7,792
                                                                     ------------------       -----------------
       Net interest and dividend income                               5,434       5,062       10,753     10,163
 Provision for loan losses                                              225         225         450         450
                                                                     ------------------       -----------------
       Net interest and dividend income after
           provision for loan losses                                  5,209       4,837       10,303      9,713
                                                                     ------------------       -----------------
Noninterest income:
  Service charges and fees on deposit accounts                          367         311          676        600
  Securities gains, net                                                  28          63          274         95
  Loan servicing income                                                  74         123          193        174
  Other                                                                 283         288          561        509
                                                                     ------------------       -----------------
        Total noninterest income                                        752         785        1,704      1,378
                                                                     ------------------       -----------------
Noninterest expense:
  Salaries and employee benefits                                      2,432       2,239        4,812      4,378
  Office occupancy and equipment                                        765         714        1,528      1,445
  Amortization of unidentifiable intangible assets                      164         175          328        350
  Other                                                               1,285       1,145        2,367      2,129
                                                                     ------------------       -----------------
Total noninterest expense                                             4,646       4,273        9,035      8,302
                                                                     ------------------       -----------------
      Income before income tax expense                                1,315       1,349        2,972      2,789
Income tax expense                                                      446         413        1,020        851
                                                                     ------------------       -----------------
      Net income                                                     $  869      $  936       $1,952     $1,938
                                                                     ==================       =================

        Comprehensive net income                                     $  908      $  904       $1,622     $2,014
                                                                     ==================       =================

Per share data:
     Earnings per common share                                       $ 0.57      $ 0.62      $  1.29    $  1.27
     Cash dividends declared                                         $ 0.17      $ 0.17      $  0.34    $  0.34
Weighted average number of common shares                          1,515,797   1,520,525    1,513,622  1,530,893

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,     Dec. 31,
(Dollars in thousands)                                     2002         2001
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
Cash and due from banks and interest bearing deposits  $  13,941      $  22,741
Federal funds sold                                         8,825          6,900
Securities available-for-sale                             64,809         60,276
Loans held-for-sale                                        1,399          2,026
Loans                                                    400,077        400,316
   Less: allowance for loan losses                         4,870          4,642
                                                       ------------------------
   Loans, net                                            395,207        395,674
                                                       ------------------------
Other real estate owned                                       25             22
Accrued interest receivable                                2,413          2,237
Deferred income tax asset, net                             1,891          1,861
Premises and equipment, net                               11,997         11,485
Unidentifiable intangible assets                           7,751          8,080
Other assets                                               3,300          2,637
                                                       ------------------------
      Total assets                                      $511,558       $513,939
                                                        =======================

Liabilities and Stockholders' Equity
Liabilities:
   Interest bearing deposits                            $343,624       $349,994
   Noninterest bearing deposits                           61,236         62,846
   Securities sold under agreements to repurchase          7,440          8,155
   Long-term Federal Home Loan Bank advances              46,000         48,028
   Other liabilities                                       1,684          1,577
                                                       ------------------------
      Total liabilities                                  459,984        470,600
                                                       ------------------------
Guaranteed preferred beneficial interest in junior
  subordinated debentures                                  7,000              -
                                                       ------------------------
Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000
   shares authorized; none issued                             --             --
   Common stock, $1 par value; 9,000,000 shares
   authorized; 1,731,969 issued at June 30, 2002 and
   December 31, 2001 and 1,516,074 outstanding
   at June 30, 2002 and 1,511,324 outstanding at
   December 31, 2001                                       1,732          1,732
   Surplus                                                 2,090          2,101
   Retained earnings                                      47,393         45,955
   Treasury stock, at cost (215,895 and 220,645
   shares, respectively)                                  (5,726)        (5,864)
   Accumulated other comprehensive loss, net of tax         (915)          (585)
                                                       ------------------------
Total stockholders' equity                                44,574         43,339
                                                       -----------------------
      Total liabilities and stockholders' equity       $ 511,558       $513,939
                                                       ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Six Months
                                                                                                 Ended June 30,
(Dollars in thousands)                                                                          2002         2001
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                               $ 1,952    $ 1,938
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    450        450
     Depreciation and amortization                                                                889        869
     Deferred income tax expense                                                                  187         --
     Write-down of other real estate owned                                                         --          3
     Gains on sales of securities available-for-sale, net                                        (274)       (95)
     Loss on disposal and write-down of premises and equipment                                     42         14
     Amortization of premiums and accretion of discounts on securities, net                       102         11
     Increase in unearned income, net                                                              17          1
     Gain on sales of other real estate owned and other personal property, net                     (4)        (9)
     Net decrease (increase) in loans held-for-sale                                               627     (1,699)
     Net change in other assets and other liabilities                                            (734)    (1,626)
                                                                                              ------------------
        Net cash provided by (used in) operating activities                                     3,254       (143)
                                                                                              ------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                       6,908      4,118
     Proceeds from maturities of securities available-for-sale                                  9,154     28,880
     Purchase of securities available-for-sale                                                (20,970)   (20,965)
     Loan originations and principal collections, net                                            (373)    (1,303)
     Recoveries of previously charged-off loans                                                   104         98
     Proceeds from sales of and payments received on other real estate owned                       26         15
     Proceeds from sales of and payments received on other personal property                      246        296
     Additions to premises and equipment                                                       (1,114)      (817)
                                                                                              ------------------
        Net cash provided by (used in) investing activities                                    (6,019)    10,322
                                                                                              ------------------
Cash flows from financing activities:
     Net decrease in deposits                                                                  (7,980)    (9,243)
     Advances from FHLB                                                                         1,000     14,000
     Repayment of FHLB advances                                                                (3,028)        --
     Net decrease in short-term FHLB advances                                                      --     (2,950)
     Net increase (decrease) in securities sold under agreements to repurchase                   (715)       938
     Exercise of stock options                                                                    128         --
     Purchases of treasury stock                                                                   --     (1,052)
     Issuance of guaranteed preferred beneficial interest in junior subordinated debentures     7,000         --
     Cash dividends paid                                                                         (515)      (521)
                                                                                              ------------------
        Net cash provided by (used in) financing activities                                    (4,110)     1,172
                                                                                              ------------------
Net increase (decrease) in cash and cash equivalents                                           (6,875)    11,351
     Cash and cash equivalents at beginning of period                                          29,641     15,401
                                                                                              ------------------
     Cash and cash equivalents at end of period                                               $22,766    $26,752
                                                                                              ==================

Supplemental disclosure of cash flows:
     Interest paid                                                                             $5,078     $9,081
                                                                                               ======     ======

     Taxes paid                                                                                $1,016     $  983
                                                                                               ======     ======

     Loans transferred to other real estate owned                                              $   25     $   33
                                                                                               ======     ======

     Loans transferred to other personal property                                              $  244      $ 270
                                                                                               ======      =====

     Carrying amount of held-to-maturity securities transferred to available-for-sale         $   --       $2,738
                                                                                              ======       ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1.      Basis of Presentation.

        The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its three wholly-owned subsidiaries, The Berlin City Bank, The Pemigewasset National Bank of Plymouth and the Northway Capital Trust I (an issuer of trust preferred securities) (collectively, "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

        The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

2.       Impact of New Accounting Standards.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. SFAS No. 133 generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. SFAS No. 133 allows for a one-time change in the classification of securities in the investment portfolio. Therefore, in conjunction with the adoption of SFAS No. 133, the Company transferred all securities held-to-maturity to the available-for-sale category at their market value of $2,731,000 as of January 1, 2001. In connection with the transfer, the Company recorded in comprehensive income an unrealized holding loss of approximately $13,000, net of tax effect. Under SFAS No. 133, this transfer will not call into question the Company's intent to hold other debt securities to maturity in the future. The adoption of SFAS No. 133 did not have any material impact on the Company's consolidated financial statements.

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

3.       Preferred Beneficial Interest in Junior Subordinated Debentures.

         On April 10, 2002, the Company completed the private placement of $7,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust I (the "Trust"). The Capital Securities were sold to a pooled investment vehicle sponsored by Sandler O'Neill & Partners, L.P. The proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 ("the Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Capital Securities and the Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to 6-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 6.0154%. Payments of distributions and other amounts due on the Capital Securities are irrevocably guaranteed by the Company, to the extent that the Trust has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Junior Subordinated Debt and the Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

4.       Branch Acquisition

         On May 22, 2002, the Pemigewasset National Bank of Plymouth ("PNB") signed a purchase and sale agreement with Fleet National Bank ("Fleet") which will result in the acquisition of the Fleet branches located in Laconia, Belmont and Pittsfield, New Hampshire. Deposit levels at these branches totaled approximately $73.7 million as of March 31, 2002, for which the Company will pay a deposit purchase premium of 11.25%. In addition, PNB will purchase certain loans associated with the branches totaling approximately $16.9 million. The purchase is expected to close on October 18, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis and the related condensed consolidated financial statements relate to Northway Financial, Inc. and its three wholly-owned subsidiaries, The Berlin City Bank, The Pemigewasset National Bank of Plymouth and Northway Capital Trust I (collectively, the "Company").

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

         In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein; a) the current economic downturn nation-wide and regionally, as well as a deterioration of local business conditions, including termination of operations of a major employer in the primary market area of the Berlin City Bank last August and limited resumption of operations in June 2002, b) a change in product mix attributable to changing interest rates, customer preferences or competition; c) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by weather conditions and/or high gasoline prices; and d) the effectiveness of advertising, marketing and promotional programs.

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

Financial Condition

         The Company's total assets at June 30, 2002 were $511,558,000 compared to $513,939,000 at December 31, 2001, a decrease of $2,381,000. Cash and cash equivalents decreased $6,875,000 to $22,766,000 at December 31, 2001 as a result of decreases in vault cash, cash in transit, and Federal Reserve balances. Net loans, including loans held-for-sale, decreased $1,094,000 to $396,606,000. This decrease was partially offset by an increase in securities available-for-sale of $4,533,000 to $64,809,000 due primarily to corporate and municipal security purchases. Deposits decreased $7,980,000 primarily due to lower time deposit balances which was partially offset by an increase in both savings and money market deposit balances. Guaranteed preferred beneficial interest in junior subordinated debentures increased $7,000,000 compared to none at December 31, 2001. Total stockholders' equity increased $1,235,000 from $43,339,000 at December 31, 2001 to $44,574,000 at June 30, 2002 due primarily to an increase in net income of $1,952,000 which was partially offset by dividends paid of $514,000 and an increase in accumulated other comprehensive loss of $330,000.

         The Company maintains an allowance for loan losses to absorb future charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At June 30, 2002 the allowance for loan losses was $4,870,000, or 1.21% of total loans, compared to $4,642,000, or 1.16% of total loans at December 31, 2001. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2002 and 2001 is as follows:


                                    Three Months           Six Months
                                   Ended June 30,        Ended June 30,
(Dollars in thousands)             2002        2001      2002        2001
-------------------------------------------------------------------------


Balance at beginning of period    $4,712      $4,460    $4,642     $4,354
                                  ------------------    -----------------
Charge-offs                         (112)       (218)     (326)      (379)
Recoveries                            45          19       104         61
                                  ------------------    -----------------
Net charge-offs                      (67)       (199)     (222)      (318)
Provision for loan losses            225         225       450        450
                                  ------------------    -----------------
Balance at end of period          $4,870      $4,486    $4,870     $4,486
                                  ==================    =================

         Nonperforming loans totaled $1,236,000 as of June 30, 2002, compared to $1,392,000 at December 31, 2001. The ratio of nonperforming loans to total loans was 0.31% as of June 30, 2002 compared to 0.35% at December 31, 2001. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $1,364,000 as of June 30, 2002, compared to $1,519,000 at December 31, 2001. The ratio of nonperforming assets to total assets was 0.27% as of June 30, 2002 compared to 0.30% at December 31, 2001.

Results of Operations

         The Company reported net income of $869,000, or $0.57 per common share, for the three months ended June 30, 2002, compared to $936,000, or $0.62 per common share, for the three months ended June 30, 2001. The decrease in net income for the quarter is primarily attributable to higher health insurance and pension costs and by increases in salaries and occupancy expenses, some of which are associated with the October 2001 Littleton branch acquisition. This was partially offset by a 7.3% increase in net interest income. Net income for the six months ended June 30, 2002 was $1,952,000, or $1.29 per common share, compared to $1,938,000, or $1.27 per common share, for the six months ended June 30, 2001.

         Net interest and dividend income for the second quarter increased $372,000 to $5,434,000 compared to $5,062,000 for the second quarter of the prior year. For the six months ended June 30, 2002 net interest and dividend income increased $590,000, or 5.8%, to $10,753,000 compared to $10,163,000 for the same period of the prior year due primarily to a decrease in the Company's cost of funds and an increase in average earning assets partially offset by a decrease in the yield on earning assets. The decrease in interest expense was partially offset by an increase in interest expense of $96,000 associated with Northway Capital Trust I Capital Securities issued during April 2002.

         The provision for loan losses remained unchanged for the second quarter 2002 at $225,000 compared to the second quarter 2001. In addition, the provision remained unchanged for the six months ended June 30, 2002 at $450,000 compared to the six months ended June 30, 2001.

         Noninterest income decreased $33,000 to $752,000 in the second quarter of 2002 compared to $785,000 in the second quarter of 2001. The decrease was primarily due to a decrease in servicing asset income as well as a decrease in gains on sale of securities which was partially offset by an increase in overdraft fee income. For the six months ended June 30, 2002 noninterest income increased $326,000 to $1,704,000 compared to $1,378,000 for the same period of the prior year. The increase was the result of increases in several areas including securities gains, overdraft fees, loan servicing income and debit card fees.

          Noninterest expense increased $373,000 to $4,646,000 for the quarter ended June 30, 2002 compared to the $4,273,000 recorded during the same period last year. Noninterest expense increased $733,000 to $9,035,000 for the six months ended June 30, 2002 compared to $8,302,000 for the same period last year. For both periods the increase is primarily due to significant increases in pension and employee insurance plan expenses over the same period last year as well as an increase in professional fees. In addition, the Littleton branch acquisition, which occurred during the fourth quarter of 2001, resulted in an increase in salaries and employee benefits as well as occupancy and other expense.

Income Tax Expense

         The Company recognized income tax expense of $1,020,000 and $851,000 for the six months ended June 30, 2002 and 2001, respectively. The effective tax rates were 34.3% and 30.5% for those respective periods. The increase in the effective tax rate is due to the fact that during 2001 the Company obtained a number of State of New Hampshire tax credits related to economic development grants and carried a larger percentage of tax exempt securities and loans versus the amount carried this year.

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

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 11.03% and 12.26%, respectively, at June 30, 2002. The Company's Tier 1 leverage ratio at June 30, 2002 was 8.81%. As of June 30, 2002, the capital ratios of the Company and Pemigewasset National Bank exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Berlin City Bank's capital ratios as of June 30, 2002 exceeded the minimum capital ratio requirements of the "adequately-capitalized" category under FDICIA. This was the result of the branch acquisition during the fourth quarter of 2001, which caused Total Risk Based Capital to fall below the "well-capitalized" level.

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

Item 1.  Legal Proceedings - None


Item 2. Changes in Securities - None


Item 3.  Defaults upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 21, 2002. At the Annual Meeting, the stockholders elected Stephen G. Boucher, Barry J. Kelley, and Randall G. Labnon to three-year terms as directors. Each of these directors' terms will expire at the 2005 annual meeting. The final vote for each of these elected directors is as follows:

                                      For                    Withheld
                                    ---------                 ------
Stephen G. Boucher                  1,194,063                 40,476
Barry J. Kelley                     1,194,111                 40,428
Randall G. Labnon                   1,174,911                 59,628

The directors continuing in office are Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes, William J. Woodward, Charles H. Clifford, Jr. and John D. Morris.

Effective July 1, 2002, Peter H. Bornstein voluntarily resigned from the Board of Directors.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
             1. Indenture Dated as of April 10, 2002 Between Northway Financial
                Inc. as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Debt Securities Due 2032
             2. Amended and Restated Declaration of Trust for Northway Capital
                Trust 1 Dated as of April 10, 2002
             3. Guarantee Agreement for Northway Financial Inc. Dated as of
                April 10, 2002
             4. Common Security Certificate
             5. Capital Security Certificate
             6. Floating Rate Junior Subordinated Debt Security Due 2032

(b) Current Report on Form 8-K dated April 10, 2002, as filed on April 25, 2002, announcing the private placement of $7,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Capital Securities") issued by the Company's wholly-owned Delaware statutory business trust, Northway Capital Trust I (the "Trust").

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHWAY FINANCIAL, INC.

         August 12, 2002            BY: /s/ William J. Woodward
                                            ---------------------------------
                                            William J. Woodward
                                            President & CEO
                                            (Principal Executive Officer)

         August 12, 2002            BY: /s/ Richard P. Orsillo
                                            ---------------------------------
                                            Richard P. Orsillo
                                            Senior Vice President & CFO
                                            (Principal Financial and Accounting
                                            Officer)