Form 10-Q
period 2002-09-30
NORTHWAY FINANCIAL INC
filed 2002-11-14
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 31, 2002, there were 1,516,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.
         Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2002 and 2001 (Unaudited) ......  3

         Condensed Consolidated Balance Sheets at September 30, 2002
         (Unaudited) and December 31, 2001 ..................................  4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001 (Unaudited) ......................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ...  6

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 10

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk ......... 14

Item 4.
         Controls and Procedures ............................................ 14

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings .................................................. 15

Item 2.
         Changes in Securities .............................................. 15

Item 3.
         Defaults Upon Senior Securities .................................... 15

Item 4.
         Submission of Matters to a Vote of Security Holders ................ 15

Item 5.
         Other Information .................................................. 15

Item 6.
         Exhibits and Reports on Form 8-K ................................... 15

Signatures .................................................................. 16

Certifications .............................................................. 17

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                      Three Months                 Nine Months
                                                                      Ended Sep. 30,             Ended Sep. 30,

(Dollars in thousands, except per share data)                       2002      2001             2002        2001
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                              $6,837     $7,854       $20,826    $24,114
  Interest on debt securities:
      Taxable                                                           687        454         1,980      1,607
      Tax-exempt                                                         73        122           216        354
  Dividends                                                              62         79           183        273
  Federal funds sold                                                    119        208           179        322
  Interest bearing deposits                                               -          1             -          3
                                                                     -----------------       ------------------
      Total interest and dividend income                              7,778      8,718        23,384     26,673
                                                                     -----------------       ------------------
Interest expense:
  Deposits                                                            1,552      2,655         4,971      8,979
  Borrowed funds                                                        651        784         1,991      2,252
  Guaranteed preferred beneficial interest in junior
    subordinated debentures                                             271          -           367          -
                                                                     -----------------       ------------------
       Total interest expense                                         2,474      3,439         7,329     11,231
                                                                     -----------------       ------------------
       Net interest and dividend income                               5,304      5,279        16,055     15,442
Provision for loan losses
                                                                        225        225           675        675
                                                                     -----------------       ------------------
       Net interest and dividend income after
           provision for loan losses                                  5,079      5,054        15,380     14,767
                                                                     -----------------       ------------------
Noninterest income:
  Service charges and fees on deposit accounts                          365        270         1,041        870
  Securities gains (losses), net                                         (7)        33           267        128
  Loan servicing income                                                  86         95           279        269
  Other                                                                 423        402           984        911
                                                                     -----------------       ------------------
        Total noninterest income                                        867        800         2,571      2,178
                                                                     -----------------       ------------------
Noninterest expense:
  Salaries and employee benefits                                      2,435      2,299         7,247      6,677
  Office occupancy and equipment                                        801        675         2,329      2,120
  Amortization of unidentifiable intangible assets                        -        128             -        478
  Amortization of core deposit intangible                                80          -           264          -
  Write-down of securities                                              814          -           814          -
  Other                                                               1,532      1,183         3,897      3,312
                                                                     -----------------       ------------------
      Total noninterest expense                                       5,662      4,285        14,551     12,587
                                                                     -----------------       ------------------
      Income before income tax expense                                  284      1,569         3,400      4,358
Income tax expense                                                      109        470         1,186      1,321
                                                                     -----------------       ------------------
      Net income                                                     $  175     $1,099       $ 2,214     $3,037
                                                                     =================       ==================
        Comprehensive net income                                     $    3     $  957       $ 1,712     $2,971
                                                                     =================       ==================
Per share data:
     Earnings per common share                                       $ 0.12     $ 0.72       $  1.46    $  1.99
     Cash dividends declared                                         $ 0.17     $ 0.17       $  0.51    $  0.51
Weighted average number of common shares                          1,516,422  1,513,264     1,514,566  1,524,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          Sep. 30,      Dec. 31,
(Dollars in thousands)                                     2002           2001
-------------------------------------------------------------------------------
                                                       (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits   $ 18,111       $ 22,741
Federal funds sold                                        21,370          6,900
Securities available-for-sale                             69,950         60,276
Loans held-for-sale                                        1,626          2,026

Loans                                                    408,008        400,316
   Less: allowance for loan losses                         4,947          4,642
                                                        -----------------------
   Loans, net                                            403,061        395,674
                                                        -----------------------

Other real estate owned                                      200             22
Accrued interest receivable                                2,380          2,237
Deferred income tax asset, net                             1,352          1,861
Premises and equipment, net                               12,159         11,485
Core deposit intangible                                    2,430             --
Unidentifiable intangible assets                              --          8,080
Goodwill                                                   5,386             --
Other assets                                               4,068          2,637
                                                        -----------------------
      Total assets                                      $542,093       $513,939
                                                        =======================
Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                            $350,027       $349,994
   Noninterest bearing deposits                           69,627         62,846
   Securities sold under agreements to repurchase          9,704          8,155
   Long-term Federal Home Loan Bank advances              46,000         48,028
   Other liabilities                                       2,317          1,577
                                                        -----------------------
      Total liabilities                                  477,675        470,600
                                                        -----------------------
Guaranteed preferred beneficial interest in junior
  subordinated debentures                                 20,000              -
                                                        -----------------------

Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000
   shares authorized; none issued                             --             --
   Common stock, $1 par value; 9,000,000 shares
   authorized; 1,731,969 issued at September 30,
   2002 and December 31, 2001 and 1,516,574
   outstanding at September 30, 2002 and 1,511,324
   outstanding at December 31, 2001                        1,732          1,732
   Surplus                                                 2,088          2,101
   Retained earnings                                      47,396         45,955
   Treasury stock, at cost (215,395 and 220,645
   shares, respectively)                                  (5,711)        (5,864)
   Accumulated other comprehensive loss, net of tax       (1,087)          (585)
                                                        -----------------------
   Total stockholders' equity                             44,418         43,339
                                                        -----------------------
      Total liabilities and stockholders' equity        $542,093       $513,939
                                                        =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Nine Months
                                                             Ended Sep. 30,
(Dollars in thousands)                                     2002           2001
------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                          $ 2,214        $ 3,037
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                               675            675
     Depreciation and amortization                         1,160          1,286
     Deferred income tax expense                             187            --
     Write-down of other real estate owned                   --               3
     Write-down of equity securities                         814            --
     Gains on sales of securities available-for-sale, net   (267)          (128)
     (Gain) loss on disposal and write-down of premises
     and equipment                                           (18)            14
     Amortization of premiums and accretion of discounts
     on securities, net                                      158             30
     Increase in unearned income, net                         23              2
     (Gain) loss on sales of other real estate owned and
     other personal property, net                              9            (19)
     Net decrease (increase) in loans held-for-sale          400           (785)
     Net change in other assets and other liabilities       (826)        (1,347)
                                                         ----------------------
        Net cash provided by operating activities          4,529          2,768
                                                         ----------------------
Cash flows from investing activities:
     Proceeds from sales of securities
     available-for-sale                                   16,272          4,211
     Proceeds from maturities of securities
     available-for-sale                                   14,415         33,608
     Purchase of securities available-for-sale           (41,247)       (28,594)
     Loan originations and principal collections, net     (8,978)        (3,431)
     Recoveries of previously charged-off loans              164            144
     Proceeds from sales of and payments received
     on other real estate owned                               26             37
     Proceeds from sales of and payments received on
     other personal property                                 508            450
     Additions to premises and equipment                  (1,552)        (1,218)
                                                         ----------------------
        Net cash provided by (used in) investing
        activities                                       (20,392)         5,207
                                                         ----------------------
Cash flows from financing activities:
     Net decrease in deposits                              6,814          5,499
     Advances from FHLB                                    1,000         14,000
     Repayment of FHLB advances                           (3,028)        (1,500)
     Net decrease in short-term FHLB advances                --          (2,950)
     Net increase in securities sold under agreements
     to repurchase                                         1,549          1,524
     Exercise of stock options                               140            --
     Purchases of treasury stock                             --          (1,147)
     Issuance of guaranteed preferred beneficial
     interest in junior subordinated debentures           20,000            --
     Cash dividends paid                                    (772)          (771)
                                                         ----------------------
        Net cash provided by financing activities         25,703         14,655
                                                         ----------------------
Net increase in cash and cash equivalents                  9,840         22,630
     Cash and cash equivalents at beginning of period     29,641         15,401
                                                         ----------------------
     Cash and cash equivalents at end of period          $39,481        $38,031
                                                         ======================
Supplemental disclosure of cash flows:
     Interest paid                                       $ 7,276        $12,670
                                                         =======        =======
     Taxes paid                                          $ 1,459        $ 1,024
                                                         =======        =======
     Loans transferred to other real estate owned        $   200        $    33
                                                         =======        =======
     Loans transferred to other personal property        $   529        $   402
                                                         =======        =======
     Carrying amount of held-to-maturity securities
     transferred to available-for-sale                   $   --         $ 2,731
                                                         =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.      Basis of Presentation.

        The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its four wholly-owned subsidiaries, The Berlin City Bank, The Pemigewasset National Bank of Plymouth, the Northway Capital Trust I (an issuer of trust preferred securities) and the Northway Capital Trust II (also an issuer of trust preferred securities) (collectively, "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

        The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

        In October 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 Accounting for the Impairment or disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

        Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

        In accordance with paragraph 9 of SFAS No. 147, the Company has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisitions. This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $5,386,000, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the nine-months ended September 30, 2002 do not reflect amortization in the amount of $229,000 that would have been recorded if SFAS No. 147 had not been issued.

        SFAS No. 147 requires that the Company's reclassified goodwill shall be tested for impairment as of January 1, 2002 and that such test be completed by December 31, 2002.

        Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

        The Company has no goodwill other than reclassified goodwill. The test for impairment of the reclassified goodwill will be completed by December 31, 2002.

        The effect of the Company's adoption of SFAS No. 147 was to increase net income for the nine and three-month periods ended September 30, 2002 by $140,000 and $51,000, respectively.

        The Company's amortization expense related to reclassified goodwill was $478,000 and $128,000 for the nine and three-month periods ended September 30, 2001, respectively.

3.      Preferred Beneficial Interest in Junior Subordinated Debentures.

        On April 10, 2002, the Company completed the private placement of $7,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust I Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust I ("Capital Trust I"). The Trust I Capital Securities were sold to a pooled investment vehicle sponsored by Sandler O'Neill & Partners, L.P. The proceeds from the sale of the Trust I Capital Securities, together with the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust I Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 5.31875%. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

        On July 11, 2002, the Company completed the private placement of $13,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust II Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust II (the "Capital Trust II"). The Trust II Capital Securities were sold to a pooled investment vehicle sponsored by Sandler O'Neill & Partners, L.P. The proceeds from the sale of the Trust II Capital Securities, together with the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust II Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65%, with a ceiling of 12.50% for the first five years. Currently, the interest rate on these securities is 5.425%. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

4.      Branch Acquisitions.

        On October 18, 2002, the Pemigewasset National Bank of Plymouth ("PNB") completed the acquisition from Fleet National Bank of branches located in Laconia, Belmont and Pittsfield, New Hampshire. The deposits acquired totaled approximately $54.8 million for which the Company paid a deposit purchase premium of 11.25%. In addition, PNB purchased certain loans associated with the branches totaling approximately $20.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis and the related condensed consolidated financial statements relate to Northway Financial, Inc. and its four wholly-owned subsidiaries, The Berlin City Bank, The Pemigewasset National Bank of Plymouth, Northway Capital Trust I and Northway Capital Trust II (collectively, the "Company").

Forward-Looking Statements

        Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations, including in new markets, and acquisitions, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2001, as well as in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this report, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

        The Company's total assets at September 30, 2002 were $542,093,000 compared to $513,939,000 at December 31, 2001, an increase of $28,154,000. Cash and cash equivalents increased $9,840,000 to $39,481,000, compared to $29,641,000 at December 31, 2001, as a result of an increase in federal funds sold partially offset by decreases in vault cash and Federal Reserve balances. Net loans, including loans held-for-sale, increased $6,987,000 to $404,687,000 as an increase in consumer loans was partially offset by a decrease in retained residential mortgage loans. In addition, securities available-for-sale increased $9,674,000 to $69,950,000 due primarily to corporate and municipal security purchases partially offset by lower US Government Agency and mortgage-backed security balances.

        Deposits increased $6,814,000 from December 31, 2001 as increases in demand deposit and NOW accounts were partially offset by a decrease in time deposit balances. Guaranteed preferred beneficial interest in junior subordinated debentures increased $20,000,000 compared to none at December 31, 2001. Total stockholders' equity increased $1,079,000 from $43,339,000 at December 31, 2001 to $44,418,000 at September 30, 2002 due primarily to an increase in net income of $2,214,000 which was partially offset by dividends paid of $772,000 and an increase in accumulated other comprehensive loss of $502,000. At September 30, 2002, unrealized equity security losses of $1,080,000 are included in accumulated other comprehensive loss, net of tax. Management does not consider the underlying equity securities to be other than temporarily impaired.

        The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At September 30, 2002 the allowance for loan losses was $4,947,000, or 1.21% of total loans, compared to $4,642,000, or 1.16% of total loans at December 31, 2001. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                          Three Months         Nine Months
                                          Ended Sep. 30,      Ended Sep. 30,
(Dollars in thousands)                  2002        2001       2002        2001
-------------------------------------------------------------------------------

Balance at beginning of period         $4,870      $4,486     $4,642     $4,354
                                       ------------------     -----------------
Charge-offs                              (208)       (174)      (534)      (553)
Recoveries                                 60          39        164        100
                                       ------------------     -----------------
Net charge-offs                          (148)       (135)      (370)      (453)
Provision for loan losses                 225         225        675        675
                                       ------------------     -----------------
Balance at end of period               $4,947      $4,576     $4,947     $4,576
                                       ==================     =================

        Nonperforming loans totaled $1,781,000 as of September 30, 2002, compared to $1,392,000 at December 31, 2001. The ratio of nonperforming loans to loans net of unearned income was 0.44% as of September 30, 2002 compared to 0.35% at December 31, 2001. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $2,093,000 as of September 30, 2002, compared to $1,519,000 at December 31, 2001. The ratio of nonperforming assets to total assets was 0.39% as of September 30, 2002 compared to 0.30% at December 31, 2001.

Results of Operations

        The Company reported net income of $175,000, or $0.12 per common share, for the three months ended September 30, 2002, compared to $1,099,000, or $0.72 per common share, for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $2,214,000, or $1.46 per common share, compared to $3,037,000, or $1.99 per common share, for the nine months ended September 30, 2001. The decline in net income for the quarter and on a year-to-date basis is due primarily to the Company's decision in September to write-down the carrying value of selected equity holdings. The Company subsequently sold these securities in October. The decision to write-down and subsequently sell these equity holdings was the result of the sustained decline in the stock market and the desire to take advantage of income tax benefits arising from prior years' capital gains. The net effect of the transaction was a reduction in net income for the quarter of $540,000. In addition, earnings were also negatively impacted by start up and other expenses associated with new technology initiatives undertaken during 2002 and the hiring of additional staff required to manage record levels of lending activity experienced this year.

        Net interest and dividend income for the third quarter of 2002 increased $25,000 to $5,304,000 compared to $5,279,000 for the third quarter of 2001. Net interest and dividend income for the nine months ended September 30, 2002 increased $613,000, or 4.0%, to $16,055,000 compared to $15,442,000 for the same period last year due primarily to a decrease in the Company's cost of funds and an increase in average earning assets partially offset by a decrease in the yield on earning assets. The Company's cost of funds has been negatively impacted by the recognition of interest expense of $367,000 year-to-date on the Trust I and Trust II Capital Securities issued during 2002.

        The provision for loan losses for the third quarter of 2002 remained unchanged at $225,000 compared to the third quarter of last year. In addition, the provision for loan losses for the nine months ended September 30, 2002 remained unchanged at $675,000 compared to the same period a year ago.

        Noninterest income for the third quarter of 2002, excluding securities gains, increased $107,000 to $874,000 compared to $767,000 for the same period last year due primarily to an increase in overdraft fee income resulting from the implementation of new overdraft policies and procedures in January 2002. The Company recorded net securities losses for the third quarter of 2002 of $7,000 compared to net securities gains of $33,000 for the same period last year. Noninterest income for the first nine months of 2002, excluding securities gains, increased $254,000, to $2,304,000 compared to $2,050,000 for the same period last year due primarily to an increase in overdraft fee income and the recognition of $84,000 in gain on the sale of bank owned real estate. Securities gains during the nine-month period ended September 30, 2002 increased $139,000 to $267,000 compared to $128,000 for the first nine months of 2001.

        Noninterest expense increased $1,377,000 to $5,662,000 for the third quarter of 2002 compared to $4,285,000 for the same period last year due primarily to the write-down in equity securities, a valuation adjustment on a split-dollar value life insurance policy, and increases to salaries, pension expense, FDIC insurance, professional fees, and depreciation expense. Noninterest expense increased $1,964,000 to $14,551,000 for the nine month period ended September 30, 2002 compared to $12,587,000 for the same period last year. This was due principally to the write-down of equity securities in the third quarter, increases in salaries, health insurance, pension, equipment depreciation, FDIC insurance, professional fees, and insurance expense.

Income Tax Expense

        The Company recognized income tax expense of $1,186,000 and $1,321,000 for the nine- month periods ended September 30, 2002 and 2001, respectively. The effective tax rates were 34.9% and 30.3% for those respective periods. The increase in the effective tax rate is due to the fact that during 2001 the Company received several New Hampshire income tax credits related to economic development grants and carried a larger percentage of tax exempt securities and loans compared to the amount carried this year.


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

        At the subsidiary bank level, liquidity is managed by measuring the net amount of marketable assets, after deducting pledged assets, plus lines of credit, primarily with the FHLB, that are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include core deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

        Additionally, the parent holding company requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for the parent holding company are dividends from the subsidiary banks.

        Management believes that the Company's current level of liquidity and funds available from outside sources is sufficient to meet the Company's needs.

Capital

        The Company's Tier 1 and Total Risk Based Capital ratios were 11.65% and 14.73%, respectively, at September 30, 2002. The Company's Tier 1 leverage ratio at September 30, 2002 was 9.22%. As of September 30, 2002, the capital ratios of the Company and its subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Item 4. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

(b)   Changes in internal controls.

         None.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits

               1. Indenture Dated as of July 11, 2002 Between Northway Financial
                  Inc. as Issuer and Wilmington Trust Company as Trustee for Floating Rate Junior Subordinated Debt Securities Due 2032

               2. Amended and Restated Declaration of Trust for Northway Capital
                  Trust II Dated as of July 11, 2002

               3. Guarantee Agreement for Northway Financial Inc. Dated as of
                  July 11, 2002

               4. Common Security Certificate

               5. Capital Security Certificate

               6. Floating Rate Junior Subordinated Debt Security Due 2032

        (b) Current Report on Form 8-K dated July 11, 2002, as filed on July 25, 2002, announcing the private placement of $13,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Capital Securities") issued by the Company's wholly-owned Delaware statutory business trust, Northway Capital Trust II (the "Trust").

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWAY FINANCIAL, INC.

         November 8, 2002                   BY:/S/William J. Woodward
                                               ------------------------
                                            William J. Woodward
                                            President & CEO
                                            (Principal Executive Officer)

         November 8, 2002                   BY:/S/Richard P. Orsillo
                                               ------------------------
                                            Richard P. Orsillo
                                            Senior Vice President & CFO
                                            (Principal Financial and Accounting
                                            Officer)

                                  CERTIFICATION

I, William J. Woodward, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Northway Financial, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date  November 8, 2002                          /S/William J. Woodward
          ---------------------------               ---------------------------
                                                    William J. Woodward
                                                    Chief Executive Officer

                                  CERTIFICATION
I, Richard P. Orsillo, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Northway Financial, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date  November 8, 2002                          /S/Richard P. Orsillo
          ---------------------------               ---------------------------
                                                    Richard P. Orsillo
                                                    Chief Financial Officer