Form 10-K
period 2002-12-31
NORTHWAY FINANCIAL INC
filed 2003-03-31
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

      The number of shares of voting and nonvoting common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of June 28, 2002 was 1,304,858 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ National Market on such date, of $36,862,239. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      At March 3, 2003, there were 1,506,574 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

--------------------------------------------------------------------------------

                            NORTHWAY FINANCIAL, INC.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1   Business...........................................................1

ITEM 2   Properties.........................................................9

ITEM 3   Legal Proceedings..................................................9

ITEM 4   Submission of Matters to a Vote of Security Holders................9

                                     PART II

ITEM 5   Market for the Registrant's Common Stock and Related
         Security Holder Matters............................................9

ITEM 6   Selected Financial Data...........................................10

ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations. .......................................11

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk........22

ITEM 8   Financial Statements and Supplementary Material...................23

ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................52

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant................52

ITEM 11  Executive Compensation............................................52

ITEM 12  Security Ownership of Certain Beneficial Owners and Management....52

ITEM 13  Certain Relationships and Related Transactions....................52

ITEM 14  Controls and Procedures...........................................53

ITEM 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K...53

             Signatures....................................................54

             Certifications................................................56

FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, projections based on assumptions regarding market and liquidity risk, and plans related to products or services of Northway Financial, Inc. and its subsidiaries. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption "Risk Factors" in Item 1 of this report, overall economic and business conditions, economic and business conditions in the Company's market areas, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: i) the current economic downturn nationwide and regionally; ii) changes in interest rates over the past year and the relative relationship between the various interest rate indices that the Company uses; iii) a determination in the financial market affecting the valuation of securities held in the Company's investment portfolio; (iv) a change in product mix attributable to changing interest rates, customer preferences or competition; v) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and
vi) the effectiveness of advertising, marketing and promotional programs.

The words "believe," "expect," "anticipate," "intend," "estimate," "project" or the negative of such terms and other similar expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company and its subsidiaries derive substantially all of their revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium sized companies in New Hampshire. The Banks operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

The Company is subject to regulation by the New Hampshire Bank Commissioner (the "commissioner"), the Federal Deposit Insurance Corporation (the "FDIC"), the Comptroller of the Currency of the United States (the "OCC"), and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). See "Supervision and Regulation."

BCB, which was first organized in 1891, and PNB, which was first organized in 1881, are engaged in a general commercial banking business and offer commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit. During 1998, the Company, through the BCB subsidiary, established an indirect lending business unit in Concord, New Hampshire. The unit has substantially increased the volume of secured consumer installment loans originated for the Banks and for sale to third parties. The Banks accept savings, time, demand, NOW and money market deposit accounts, and offer a variety of banking services including safe deposit boxes, credit card accounts, official checks and money orders, overdraft lines of credit and wire transfer services. The Banks have 20 automatic teller machines to allow customers limited banking services on a 24 hour basis.

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

Investment Activities

The following table presents the carrying amount of the Company's securities available-for-sale and held-to-maturity as of December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                     2002      2001       2000
                                                    -------   -------   -------
Available-for-sale:
  US Treasury and other
     US government agency securities                $36,188   $10,977   $28,780
  Mortgage-backed securities(1)                      12,646    21,097    14,652
  Marketable equity securities                        2,377     3,255     2,409
  Corporate bonds                                    33,848    14,230     1,003
  State and political subdivision bonds and notes     6,338     6,005     3,444
                                                    -------   -------   -------
                                                     91,397    55,564    50,288
                                                    -------   -------   -------

Held-to-maturity
  Mortgage-backed securities(1)                        --        --       2,252
  State and political subdivision bonds and notes      --        --         500
                                                    -------   -------   -------
                                                       --        --       2,752
                                                              -------   -------

Total securities                                    $91,397   $55,564   $53,040
                                                    =======   =======   =======

(1) Includes Collateralized Mortgage Obligations.

The following table sets forth the amortized cost of the Company's investment in debt securities maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2002 (dollars in thousands):

                                                          Maturities
                                       -----------------------------------------------------
                                                   One to     Five to     Over       Total
                                        Within      five        ten        ten     amortized
                                       one year     years      years      years       cost
                                       --------    -------    -------    -------   ---------
Available-for-sale:
US Treasury and other
  US government agency securities       $13,996    $20,134    $ 2,037    $  --      $36,167
Mortgage-backed securities (1)               80      4,259      2,058      5,992     12,389
Corporate bonds                           1,002     26,249      6,156       --       33,407
State and political subdivision bonds
   and notes                                278        221      3,412      2,243      6,154
                                        -------    -------    -------    -------    -------
Total amortized cost                    $15,356    $50,863    $13,663    $ 8,235    $88,117
                                        =======    =======    =======    =======    =======
Market value                            $15,372    $51,090    $14,227    $ 8,331    $89,020
                                        =======    =======    =======    =======    =======
Weighted average yield                     1.64%      4.71%      6.48%      5.86%      4.56%

(1) Includes Collateralized Mortgage Obligations

Lending Activities

The following table sets forth information with respect to the composition of the Company's loan portfolio, excluding loans held for sale, as of December 31, 2002, 2001, 2000, 1999 and 1998 (dollars in thousands):

                                                  December 31,
                              ---------------------------------------------------
                                2002       2001       2000       1999       1998
                              --------   --------   --------   --------   --------
Real estate:
  Residential                 $114,526   $109,261   $129,805   $139,389   $146,603
  Commercial                   111,941    111,642    100,608     93,061     77,680
  Construction                   6,330      1,581      5,752      4,360      4,118
Commercial                      23,885     22,727     22,270     28,833     25,874
Installment                     40,169     28,210     28,177     24,147     25,070
Indirect installment           139,477    120,761     98,919     75,781         18
Other                            6,031      6,303      7,881      7,369      4,795
                              --------   --------   --------   --------   --------
  Total loans                  442,359    400,485    393,412    372,940    284,158
Less:
  Unearned income                  207        169        154        174        332
  Allowance for loan losses      4,920      4,642      4,354      4,887      4,404
                              --------   --------   --------   --------   --------
                                 5,127      4,811      4,508      5,061      4,736
                              --------   --------   --------   --------   --------
Net loans                     $437,232   $395,674   $388,904   $367,879   $279,422
                              ========   ========   ========   ========   ========

The following table presents the maturity distribution of the Company's real estate construction and commercial loans at December 31, 2002 (dollars in thousands):

                                                         Percent of
                                      Amount                Total
                                     -------             ----------
  Within one year                    $ 9,349                30.94%
  One to five years                    9,626                31.86
  Over five years                     11,240                37.20
                                     -------               ------
                                     $30,215               100.00%
                                     =======               ======

The Company's real estate construction and commercial loans due after one year at December 31, 2002 were comprised of the following (dollars in thousands):

                                                        Amount
       Fixed interest rate                            $  6,045
       Adjustable interest rate                         14,821
                                                      --------
                                                       $20,866

Analysis of the Allowance for Loan Losses

The following table reflects activity in the Company's allowance for loan losses for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 (dollars in thousands):

                                                       Years ended December 31,
                                            ----------------------------------------------
                                             2002      2001      2000      1999      1998
                                            ------    ------    ------    ------    ------

Balance at the beginning of period          $4,642    $4,354    $4,887    $4,404    $4,156
Charge-offs:
 Real estate                                    83       110       213       159       383
 Commercial                                     12        95     1,006        25        67
 Installment loans to individuals              729       529       424       120        74
 Credit card                                  --        --        --        --        --
 Other                                        --        --        --        --        --
                                            ------    ------    ------    ------    ------
 Total                                         824       734     1,643       304       524
                                            ------    ------    ------    ------    ------
Recoveries:
 Real estate                                    64        35        32       213       115
 Commercial                                      4      --        --          21        98
 Installment loans to individuals              134        87        96        12        17
 Credit card                                  --        --           2         1         2
 Other                                        --        --        --        --        --
                                            ------    ------    ------    ------    ------
  Total                                        202       122       130       247       232
                                            ------    ------    ------    ------    ------
Net charge-offs                                622       612     1,513        57       292
Provision charged to expense                   900       900       980       540       540
                                            ------    ------    ------    ------    ------
Balance at the end of period                $4,920    $4,642    $4,354    $4,887    $4,404
                                            ======    ======    ======    ======    ======
Ratio of net charge-offs to average loans     0.15%     0.15%     0.39%     0.02%     0.11%

Allocation of the Allowance for Loan Losses

The following table sets forth the breakdown of the Company's allowance for loan losses in the Company's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                             December 31,
                   -------------------------------------------------------------------------------------------------
                         2002               2001              2000                1999               1998
                   ----------------   ----------------   ----------------   ----------------   ----------------
                         Percent of loans   Percent of loans  Percent of loans   Percent of loans   Percent of loans
                             in each            in each           in each            in each            in each
                            category           category          category           category           category
                              to                 to                 to                 to                 to
                             total              total              total              total              total
                   Amount    loans    Amount    loans    Amount    loans    Amount    loans    Amount    loans
                   ------    ------   ------    ------   ------    ------   ------    ------   ------    ------
Commercial         $  216       5.4%  $  208       5.7%  $  719       5.7%  $  530       7.7%  $  651       9.1%
Real estate:
  Commercial &
    construction    2,008      26.7    1,621      28.3    1,009      27.0    1,773      26.1    1,325      28.8
  Residential         598      25.9      585      27.2    1,160      32.9      503      37.3    1,478      51.6
Installment         2,084      40.6    1,719      37.2    1,440      32.4    1,125      26.9      210       8.8
Other                  14       1.4       17       1.6       26       2.0       60       2.0       58       1.7
Unallocated          --         N/A      492       N/A     --         N/A      896       N/A      682       N/A
                   ------    ------   ------    ------   ------    ------   ------    ------   ------    ------
                   $4,920     100.0%  $4,642     100.0%  $4,354     100.0%  $4,887     100.0%  $4,404     100.0%
                   ======    ======   ======    ======   ======    ======   ======    ======   ======    ======

Deposits

See "Financial Statements and Supplementary Material" in Item 8 of this report.

Supervision and Regulation

General. In addition to state and federal laws generally applicable to businesses and employers, the Company, PNB and BCB are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. State and federal banking laws have as their principal objective either the maintenance of safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the protection of stockholders of a bank or its parent company. To the extent the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable law or regulation may have a material effect on the Company's business, prospects, and operations, as well as those of its subsidiaries.

The Company. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board and is required to file periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act, or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

The BHC Act prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") (as discussed below), the BHC Act also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5 percent of the voting shares of any company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices. In addition, as discussed more fully below, New Hampshire law imposes certain approval requirements with respect to acquisitions by a bank holding company of certain banking institutions.

The GLB Act established a comprehensive framework to permit affiliations among banks, securities firms, insurance firms and other financial companies by substantially modifying the BHC Act to authorize bank holding companies that qualify and elect to become financial holding companies to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity and allowing subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation. The activities of bank holding companies would continue to be limited to activities authorized currently under the BHC Act. The Company is qualified but has not elected to become a financial holding company at this time and is therefore subject to the restrictions of the BHC Act as outlined above.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8.0 percent of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least 50 percent of that amount consisting of Tier 1, or core capital, and the remaining amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 1 capital may also include certain types of trust preferred securities that meet the requirements specified by the Federal Reserve Board, subject to a limitation in amount includable in Tier 1 capital. Tier 2 capital generally consists of hybrid capital instruments; perpetual debt and mandatory convertible debt securities; perpetual preferred stock, which is not eligible to be included in Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets (the "Leverage Ratio") of 3.0 percent. Total average consolidated assets for this purposes does not include, for example, goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier 1 capital. The Federal Reserve Board has determined that the 3.0 percent Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth. All other bank holding companies are required to maintain a minimum Leverage Ratio of 4.0 percent. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Because the Company anticipates significant future growth, it expects to be subjected to required ratios of 4.0 percent to 5.0 percent or more.

The Company is currently in compliance with both the Risk-Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2002, it had a Tier 1 Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 8.57 percent and 12.04 percent, respectively, and a Leverage Ratio equal to 6.70 percent.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines. Among other things, the Basel Committee rules, which are expected to be proposed formally for public comment in the next six months and are expected to become effective around 2006, would add operational risk as a third component to the denominator of the risk-based capital calculation, which currently includes only credit and market risks.

The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review, and does not object to, the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10 percent or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board under the BHC Act before acquiring 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of our outstanding common stock as the Federal Reserve Board deems to constitute control over the Company.

PNB. PNB is a national banking association, organized under the National Bank Act. As such, its primary regulatory authority is the OCC. The OCC regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required capital and reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations. Capital requirements applicable to PNB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

The OCC's approval is required for a national bank to pay dividends if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The OCC also has authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The OCC also has the power to prevent a national bank from engaging in unsafe or unsound practices or violating applicable laws in conducting its business.

Under the GLB Act, the OCC permits national banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks to retain all existing subsidiaries.

PNB is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

BCB. BCB is organized under New Hampshire law and is subject to the regulations of the Commissioner and the FDIC. BCB's operations are subject to various requirements and restrictions under the laws of the United States and the State of New Hampshire, including those related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to BCB are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies as described above.

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

An institution's CRA rating is taken into account by its regulators in considering various types of applications. In addition, an institution receiving a rating of substantial noncompliance is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act ("FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies. Formation of a financial holding company under the GLB Act is also dependent of the maintenance of a "satisfactory" CRA rating. Management of BCB and PNB believe that BCB and PNB are currently in compliance with all CRA requirements.

Customer Information Security. The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding nonpublic personal information about customers. Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLB Act ("Privacy Rules"). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The Patriot Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act. Management believes that we are currently in compliance with all currently effective requirements prescribed by the Patriot Act and all applicable final implementing regulations.

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

The Company's banking subsidiaries face significant competition in their respective markets from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect the Company's ability to achieve its financial goals. Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by the Company. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Company in pricing, delivery, and marketing of their products and services. The Company's long-term success depends on the ability of the Company's banking subsidiaries to compete successfully with other financial institutions in their service areas. It is not possible to assess what impact these changes in the regulatory environment will have on the Company. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by the Company and its banking subsidiaries.

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

Risk Factors

The discussions set forth below contain certain statements that may be considered "forward-looking statements." Forward-looking statements involve unknown risks, uncertainties and other factors that may cause the Company's actual results to materially differ from those projected in the forward-looking statements. For further information regarding forward-looking statements, you should review the discussion under the caption "FORWARD-LOOKING STATEMENTS" on page 1 of this report.

The Company could be adversely impacted by changes in applicable regulations. The Company is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Company and its bank subsidiaries may conduct business and obtain financing. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted, in the future will not make compliance more difficult or expensive, restrict the Company's ability to originate, broker or sell loans or otherwise adversely affect the operations of the Company. See "Supervision and Regulation" on page 4 of this report.

The Company's business is largely dependent upon the hospitality industry. A number of the Company's loan customers are in the hospitality industry. The hospitality industry is dependent on personal discretionary spending levels. Consequently, the hospitality industry has been adversely impacted by current negative economic trends, including recession and increased unemployment. Additionally, unforeseen events, such as political instability, including the potential war with Iraq, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the hospitality industry. As a result, the Company's business also is likely to be affected by those events.

Interest rate volatility may adversely impact the Company's results of operations. The principal components of the Company's income stream are net interest and dividend income. Net interest and dividend income is the difference between interest and fee income on earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. The Company's net interest and dividend income may be significantly affected by changes in market interest rates, which are currently at historically low levels. A decrease in interest rates could reduce the Company's net interest and dividend income as the difference between interest and fee income and interest expense decreases. An increase in interest rates could also negatively impact the Company's results of operations by reducing borrowers' ability to repay their current loan obligations, resulting in increased loan defaults, foreclosures and write-offs and may necessitate increases to the Company's allowance for loan losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report.

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

Changes in the securities market may adversely impact the Company's results of operations. The securities market has experienced a significant downturn and will likely continue to experience significant volatility as a result of, among other things, world economic and political conditions. Continued declines in equity prices, as well as declines in the performance of certain sectors or specific companies, may result in a corresponding decline in the value of Company-held securities. The decline in the value of Company-held securities may decrease the Company's earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.



Employees

As of December 31, 2002 the Company and its subsidiaries had approximately 269 full-time equivalent employees. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company operates 21 branch offices and one loan origination facility that are located in the central and northern New Hampshire communities of Berlin, Conway (four offices), Gorham (two offices), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (two offices), Franklin, Laconia, Belmont, Pittsfield and Concord. Fourteen of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located on properties the Company owns. The Company leases seven of its branches and the loan origination facility under five-year leases expiring between June 28, 2003 and December 31, 2008. Seventeen of the Company's branches have drive-up facilities and twenty are equipped with automated teller machines.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by The Nasdaq National Market, and the dividends paid on the common stock:

                                 Price Per Share
                              ---------------------        Dividends
                                Low            High       Per Share
                              ------          -----       -----------

       2002   4th Quarter      $26.18        $31.50            $0.17
              3rd Quarter       27.75         29.90             0.17
              2nd Quarter       28.15         30.00             0.17
              1st Quarter       27.50         29.40             0.17

       2001   4th Quarter      $27.25        $29.75            $0.17
              3rd Quarter       25.75         30.95             0.17
              2nd Quarter       23.50         30.00             0.17
              1st Quarter       22.88         24.19             0.17

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

On March 3, 2003, the closing sales price of the common stock on the Nasdaq National Market was $29.26 per share. As of such date, there were approximately 1,302 holders of record of the Company common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2002. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and "Financial Statements and Supplementary Data" appearing under Item 8 of this report.

At or for the years ended December 31,             2002        2001        2000        1999        1998
---------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets                                     $598,318    $513,939    $485,144    $462,552    $403,972
Securities available-for-sale                      91,397      55,564      50,288      51,542      48,529
Securities held-to-maturity                          --          --         2,752       5,151       6,509
Loans, net of unearned income                     442,152     400,316     393,258     372,766     283,826
Allowance for loan losses                           4,920       4,642       4,354       4,887       4,404
Other real estate owned                               175          22          25         115         158
Unidentifiable intangible assets                     --         8,080       5,098       1,271         860
Goodwill                                           10,152        --          --          --          --
Core deposit intangible                             4,857        --          --          --          --
Deposits (1)                                      476,194     412,840     391,772     343,029     350,921
Securities sold under agreements to repurchase      8,251       8,155       9,390       7,468       6,791
Stockholders' equity                               44,266      43,339      41,562      39,286      40,956
Income Statement Data:
Net interest and dividend income                 $ 21,664    $ 20,721    $ 21,253    $ 19,342    $ 17,536
Provision for loan losses                             900         900         980         540         540
Noninterest income                                  3,376       2,909       2,692       2,718       2,063
Noninterest expense                                20,035      17,149      16,699      15,794      12,955
Net income                                          2,598       3,873       4,159       3,764       4,068
Per Common Share Data:
Net income - basic                               $   1.71    $   2.55    $   2.61    $   2.25    $   2.35
Net income - assuming dilution                       1.71        2.54        2.61        2.25        2.35
Cash dividends declared                              0.68        0.68        0.60        0.56        0.42
Book value                                          29.19       28.68       26.74       24.32       23.67
Tangible book value                                 19.07       23.16       23.41       23.54       23.18
Selected Ratios:
Return on average assets                             0.49%       0.78%       0.86%       0.90%       1.06%
Return on average equity                             5.86        9.14       10.29        9.37       10.25
Dividend payout                                     39.65       26.54       22.96       25.03       17.90
Average equity to average assets                     8.33        8.58        8.31        9.62       10.35

(1)  1998 includes a short-term money market deposit of $14,500.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries. It is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. The discussions set forth below contain certain statements that may be considered "forward-looking statements." Forward-looking statements involve risks, uncertainties and other factors that may cause the Company's actual results to materially differ from those projected in the forwarding-looking statements. For further information regarding forward-looking statements, you should review the discussion under the caption "FORWARD-LOOKING STATEMENTS" on page 1 of this report.

                             OVERVIEW OF PERFORMANCE

The Company and its Bank subsidiaries derive substantially all of their revenue and income from furnishing bank and bank-related services, principally to individuals and small and medium sized companies in New Hampshire. The Banks operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. Northway functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

The Company reported net income of $2,598,000, or $1.71 per common share, in 2002 compared to net income of $3,873,000, or $2.55 per common share, in 2001 and $4,159,000, or $2.61 per common share, in 2000. Return on average equity was
5.86 percent in 2002, compared to 9.14 percent in 2001 and 10.29 percent for 2000. Return on average assets was 0.49 percent in 2002, compared to 0.78 percent and 0.86 percent for 2001 and 2000, respectively.

During the year 2002, the Company continued the implementation of its growth initiatives with the purchase of three branches located in Laconia, Belmont and Pittsfield, New Hampshire. Also during 2002 the Company installed technology totaling approximately $1,700,000 including a wide-area network, a voice over internet protocol telephone system, a new on-line teller system, document imaging and computer upgrades. The Company also made increases to staff during the year, most notably in the lending area. In addition, the sustained weakness of the equity market and the impact it had on certain holdings of the Company's equity securities resulted in net losses on sale of equity securities of $410,000 and write-downs of equities of $910,000. Costs associated with the expansion of our branch network, new technology and personnel resulted in increased noninterest expense which, when added to the loss on sale of equity securities and the write-down of equity securities, caused a decline in 2002 earnings as compared to 2001.

During 2001, the Company purchased a branch location in Littleton, New Hampshire, completed construction of a new branch location in Tilton, New Hampshire and moved its existing Tilton branch into this location. During 2000, the Company purchased a branch in West Ossipee, New Hampshire. These investments resulted in increased noninterest expense which, when added to the decline in net interest income associated with the rapidly declining interest rate environment, caused a decline in 2001 earnings as compared to 2000.

                    NET INTEREST AND DIVIDEND INCOME ANALYSIS

Net interest and dividend income is the principal component of a financial institution's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in volume and mix of earning assets and interest-bearing liabilities can materially impact net interest and dividend income. The discussion of net interest and dividend income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

The table on page 13, entitled "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates," presents average balances, income earned or interest paid, and average yields earned or rates paid on major categories of assets and liabilities for the years ended December 31, 2002, 2001, and 2000.

Net interest and dividend income for 2002 increased $822,000, or 4 percent, over 2001 while decreasing $435,000, or 2 percent, in 2001 over 2000.

Interest and dividend income decreased $3,653,000, or 10 percent, in 2002 compared to 2001. The continued decline in market interest rates caused a 1.24 percent decrease in the yield on average earning assets. A 1.19 percent decrease in the yield on loans was partially offset by an increase in average loan balances of $13,829,000. This resulted in a net decrease of $3,736,000, or 12 percent, in interest and fees on loans. Federal funds sold income decreased $157,000 as a decrease in average yield of 1.67 percent was partially offset by a $5,175,000 increase in the average balance. This was partially offset by an increase in interest and dividend income on securities of $241,000, which was the result of an increase in average balances of $13,580,000 partially offset by a decrease in average yield of 0.86 percent.

Interest expense decreased $4,475,000, or 31 percent, in 2002 compared to 2001. The decrease in net interest expense was due primarily to a 1.33 percent decrease in rates paid on interest bearing liabilities partially offset by an increase in average balances of $30,482,000. The increase in average balances is the result of the addition of guaranteed preferred beneficial interest in junior subordinated debentures issued by the Company's Delaware statutory business trusts, Northway Capital Trust I and Northway Capital Trust II, with an average balance of $11,299,000 as well as an increase in average interest bearing deposit balances of $19,539,000 associated primarily with the branches acquired in the fourth quarter of 2002.

Interest and dividend income decreased $2,199,000, or 6 percent, in 2001 compared to 2000. A rapidly declining rate environment caused a 0.52 percent decrease in the yield on average earning assets. A 0.48 percent decrease in the yield on loans that was partially offset by an increase in average loan balances of $3,525,000, resulted in a $1,582,000, or 5 percent, decrease in interest and fees on loans. Interest and dividend income on securities decreased $556,000, or 14 percent. This decrease resulted from a 12 percent decrease in the average balance of securities as well as a 0.21 percent decline in the yield.

Interest expense decreased $1,764,000, or 11 percent, in 2001 compared to 2000. The decrease in interest expense was due primarily to a 0.48 percent decrease in rates paid on interest bearing liabilities, partially offset by an increase in average interest bearing liabilities of $2,503,000, or 1 percent. A decrease of $25,785,000, or 37 percent, in the average balance of Federal Home Loan Bank ("FHLB") advances, coupled with a decrease in the rate on such advances of 0.35 percent, resulted in a decrease in interest expense on FHLB advances of $1,698,000. In addition, rates paid on deposit liabilities declined 0.32 percent resulting in a decrease in interest expense of $1,054,000. These changes were partially offset by an increase in average interest bearing deposits of $26,538,000, or 9 percent, which increased interest expense by $1,168,000.

The trend in net interest and dividend income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest and dividend income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin decreased 0.14 percent to 4.42 percent in 2002 after having decreased
0.11 percent to 4.56 percent in 2001. The decrease in 2002's net interest margin was a direct result of the decrease in the yield on earning assets, which was only partially offset by the decrease in the cost of funds. The portion of interest earning assets funded by interest bearing liabilities rose to 85 percent in 2002 compared to 84 percent in both 2001 and 2000.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of interest rate movements. During 2002, the net interest rate spread increased 0.09 percent to 4.07 percent as the cost of interest bearing liabilities decreased 1.33 percent while the yield on earning assets declined 1.24 percent. During 2001, the net interest rate spread decreased 0.04 percent to 3.98 percent as the yield on earning assets declined
0.52 percent while the cost of interest bearing liabilities decreased 0.48 percent.

See the accompanying schedules entitled "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates" and "Consolidated Rate/Volume Variance Analysis" for more information.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses represents the annual cost of providing an allowance for losses inherent in the loan portfolio. The size of the provision for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The Company made a $900,000 provision for loan losses in 2002, which provision was unchanged from 2001. The 2001 provision of $900,000 was $80,000 lower than 2000's provision of $980,000. The provision for each of the three years was based upon the Company's judgment regarding the adequacy of the coverage ratio and level of portfolio risk.

Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provisions for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and make additional provisions to the allowance as appropriate.

                                             CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND AVERAGE YIELDS/RATES

                                                                              ($000 Omitted)
                                                                      For the Year Ended December 31,
                                                       2002                          2001                          2000
                                           --------------------------    --------------------------    --------------------------
                                                               Average                       Average                        Average
                                           Average    Income/   Yield/   Average    Income/   Yield/   Average    Income/    Yield/
                                           Balance    Expense    Rate    Balance    Expense    Rate    Balance    Expense    Rate
                                           --------   --------   ----    --------   --------   ----    --------   --------   ----
Assets
  Interest earning assets:
    Federal funds sold                     $ 18,971   $    271   1.43%   $ 13,796   $    428   3.10%   $  7,374   $    480   6.51%
    Interest bearing deposits                   225          2   0.89         109          3   2.75         262         12   4.58
    Securities (1) (2)                       67,714      3,520   5.20      54,134      3,279   6.06      61,555      3,835   6.27
    Loans, net (1) (3)                      408,793     27,941   6.83     394,964     31,677   8.02     391,439     33,259   8.50
                                           --------   --------           --------   --------           --------   --------
        Total interest earning assets(1)    495,703     31,734   6.40     463,003     35,387   7.64     460,630     37,586   8.16
                                           --------   --------           --------   --------           --------   --------
Cash and due from banks                      14,597                        13,529                        13,045
Allowance for loan losses                    (4,794)                       (4,481)                       (4,417)
Premises and equipment, net                  12,064                        11,283                        10,531
Other assets                                 14,607                        10,811                         6,577
                                           --------                      --------                      --------
      Total assets                         $532,177                      $494,145                      $486,366
                                           ========                      ========                      ========
Liabilities
  Interest bearing liabilities:
    Regular savings                        $ 70,559        712   1.01    $ 62,596        992   1.58    $ 65,438      1,254   1.92
    NOW and super NOW                        66,742        273   0.41      56,326        359   0.64      52,888        447   0.85
    Money market accounts                    54,676        894   1.64      38,232      1,111   2.91      26,670      1,000   3.75
    Certificates of deposit                 163,013      4,650   2.85     178,297      8,862   4.97     163,917      8,649   5.28
    Securities sold under
       agreements to
       repurchase                             8,165        136   1.67      10,990        469   4.27       9,240        509   5.51
    FHLB advances                            46,701      2,508   5.37      44,232      2,500   5.65      70,017      4,198   6.00
    Guaranteed preferred
       beneficial interest
       in junior subordinated
       debentures                            11,299        645   5.71        --         --     --          --         --     --
                                           --------   --------           --------   --------           --------   --------
       Total interest bearing liabilities   421,155      9,818   2.33     390,673     14,293   3.66     388,170     16,057   4.14
                                                      --------                      --------                      --------
Noninterest bearing deposits                 64,513                        57,621                        53,275
Other liabilities                             2,177                         3,474                         4,508
                                           --------                      --------                      --------
      Total liabilities                     487,845                       451,768                       445,953

Stockholders' equity                         44,332                        42,377                        40,413
                                           --------                      --------                      --------
      Total liabilities and
        stockholders' equity               $532,177                      $494,145                      $486,366
                                           ========                      ========                      ========
Net interest and dividend income (1)                  $ 21,916                      $ 21,094                      $ 21,529
                                                      ========                      ========                      ========
Interest rate spread (4)                                         4.07%                         3.98%                         4.02%
Net interest margin (5)                                          4.42%                         4.56%                         4.67%

(1) Reported on a tax equivalent basis.
(2) Average balances are calculated using the adjusted cost basis.
(3) Net of unearned income. Includes nonperforming loans.
(4) Interest rate spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities.
(5) The net interest margin equals net interest income divided by total average interest earning assets.


                               CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS

                                                              ($000 Omitted)
                                        2002 Compared to 2001                2001 Compared to 2000
                                          Increase (Decrease)                 Increase (Decrease)
                                            Due to Change In                    Due to Change In
                                     ---------------------------------   ---------------------------------
                                     Volume    Rate     Mix     Total    Volume    Rate     Mix     Total
                                     ------   ------   ------   ------   ------   ------   ------   ------
Interest and dividend income:
Federal funds sold                   $  161   $ (231)  $  (87)  $ (157)  $  418   $ (251)  $ (219)  $  (52)
Interest bearing deposits                 3       (2)      (2)      (1)      (7)      (5)       3       (9)
Securities                              823     (465)    (117)     241     (462)    (107)      13     (556)
Loans                                 1,109   (4,681)    (164)  (3,736)     300   (1,865)     (17)  (1,582)
                                     ------   ------   ------   ------   ------   ------   ------   ------
Total interest and dividend income    2,096   (5,379)    (370)  (3,653)     249   (2,228)    (220)  (2,199)
                                     ------   ------   ------   ------   ------   ------   ------   ------

Interest expense:
Regular savings                         126     (360)     (46)    (280)     (54)    (217)       9     (262)
NOW and super NOW                        67     (129)     (24)     (86)      29     (110)      (7)     (88)
Money market accounts                   478     (486)    (209)    (217)     434     (225)     (98)     111
Certificates of deposit                (760)  (3,776)     324   (4,212)     759     (502)     (44)     213
Securities sold under agreements
    to repurchase                      (121)    (286)      74     (333)      97     (115)     (22)     (40)
FHLB advances                           140     (125)      (7)       8   (1,546)    (241)      89   (1,698)
Guaranteed preferred beneficial
    interest in junior
    subordinated debentures             645     --       --        645     --       --       --       --
                                     ------   ------   ------   ------   ------   ------   ------   ------
Total interest expense                  575   (5,162)     112   (4,475)    (281)  (1,410)     (73)  (1,764)
                                     ------   ------   ------   ------   ------   ------   ------   ------
Net interest and dividend income     $1,521   $ (217)  $ (482)  $  822   $  530   $ (818)  $ (147)  $ (435)
                                     ======   ======   ======   ======   ======   ======   ======   ======

                               NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales.

The following table sets forth the components of the Company's noninterest income:

                                                       ($000 Omitted)
                                                  Years Ended December 31,
                                              --------------------------------
                                               2002         2001         2000
                                              -----        ------       ------
Service charges and fees on deposit accounts  $1,473       $1,169       $1,049
Securities gains, net                            151          128          512
Loan servicing income                            365          401          130
Other                                          1,387        1,211        1,001
                                              ------       ------       ------
Total noninterest income                      $3,376       $2,909       $2,692
                                              ======       ======       ======

Fee income from service charges on deposit accounts increased 26 percent in 2002, 11 percent in 2001 and 12 percent in 2000. The improvement in 2002 is due principally to the introduction of new overdrawn account procedures and fee schedules introduced in January 2002 as well as the impact of the branch purchases during the fourth quarter 2002. The improvements in 2001 and 2000 were due to an increased number of deposit accounts as a result of branch purchases and openings during those years as well as a product and fee standardization effort completed during the year 2000.

Net gains on sales of securities were $151,000 in 2002 compared to $128,000 in 2001 and $512,000 in 2000. Securities gains in 2002 included net losses of $410,000 on sales of equity securities compared to net gains of $55,000 in 2001 and $512,000 in 2000. Net gains on the sales of debt securities totaled $561,000 in 2002 compared to $73,000 in 2001 and none in 2000.

Loan servicing income consists of income from the servicing of Federal Home Loan Mortgage Corporation ("FHLMC") mortgage loans and indirect installment loans as well as the net income recognized from the creation and amortization of servicing assets under Statement of Financial Accounting Standards ("SFAS") 140. During 2002, the Company recognized $365,000 in loan servicing income compared to $401,000 in 2001 and $130,000 in 2000. The $36,000 decrease in 2002 loan servicing income is due to a decrease in income recognized under SFAS 140 and a reduction in servicing income on indirect loans partially offset by an increase in FHLMC servicing income. In 2001, the increase in loan servicing income is directly attributable to the increase in the volume of loans serviced for others.

Other noninterest income (sources of which include gains on sale of loans, debit card interchange fees, credit card merchant and fee income, automated teller machine fees and safe deposit fees) increased $176,000, or 15 percent, to $1,387,000 in 2002 following an increase of $210,000, or 21 percent, to $1,211,000 in 2001. Other noninterest income decreased $21,000, or 2 percent, to $1,001,000 in 2000.

                               NONINTEREST EXPENSE

Total noninterest expense increased $2,886,000, or 17 percent, during 2002 following an increase of $450,000, or 3 percent, during 2001 and $905,000, or 6 percent, in 2000. The increase to expenses during 2002 is due in large part to the $910,000 write-down of equity securities, expenses related to the acquisition of three branches during the fourth quarter, staff upgrades and technology initiatives. During 2001 and 2000, expenses increased due to the Company's initiatives to standardize product offerings at the subsidiary banks, to increase market share in existing markets and enter new markets. In 2001 the Company acquired a branch in Littleton, New Hampshire and completed construction of a new branch location in Tilton, New Hampshire. In 2000 the Company acquired a branch in West Ossipee, New Hampshire. In 1999 two branches were opened and an indirect lending group began operations.

The following table sets forth information relating to the Company's noninterest expense during the periods indicated:

                                                          ($000 Omitted)
                                                      Years Ended December 31,
                                                    ---------------------------
                                                     2002      2001       2000
                                                    -------   -------   -------
Salaries and employee benefits                      $ 9,758   $ 9,014   $ 8,868
Office occupancy and equipment                        3,298     2,864     2,708
Amortization of unidentifiable intangible assets       --         625       513
Amortization of core deposit intangible                 476      --        --
Write-down of equity securities available-for-sale      910      --        --
Professional fees                                     1,096       886     1,073
Stationery and supplies                                 596       486       605
Telephone                                               505       283       287
Postage and shipping                                    378       323       286
ATM expense                                             366       352       322
Other                                                 2,652     2,316     2,037
                                                    -------   -------   -------
Total noninterest expense                           $20,035   $17,149   $16,699
                                                    =======   =======   =======

Salaries and employee benefits increased $744,000, or 8 percent, from 2001 to 2002, $146,000, or 2 percent from 2000 to 2001, and $420,000, or 5 percent, from
1999 to 2000. These increases reflect staff additions in connection with the expansion of the retail franchise, increased lending activities and normal salary and wage increases. The expansion initiatives as well as the technology improvements implemented during 2002 caused occupancy and equipment expense to increase $434,000, or 15 percent, from 2001 to 2002. In addition, retail expansion accounted for the $155,000, or 6 percent, increase in occupancy and equipment from 2000 to 2001 and the $167,000, or 7 percent, from 1999 to 2000.

Amortization of unidentifiable intangible assets and amortization of core deposit intangible, net, decreased $149,000 from 2001 to 2002. On October 1, 2002, the Company adopted SFAS 147 which resulted in a decrease of amortization expense of $281,000 over the prior year which was partially offset by the recording of $132,000 of amortization of core deposit intangible associated with the fourth quarter branch acquisitions. Amortization of unidentifiable intangible assets increased $113,000, or 22 percent during 2001. This increase was due to the Littleton branch acquisition on October 26, 2001 as well as a full year of amortization on the branch purchased in West Ossipee during 2000. This increase was partially offset by the completion of amortization in July 2001 of branches acquired in 1994. During 2000 amortization of unidentifiable intangible assets increased $156,000, or 44 percent due to the West Ossipee branch acquisition on August 25, 2000 as well as incurring a full year of amortization on the branches acquired in 1999.

                               INCOME TAX EXPENSE

The Company recognized $1,507,000, $1,708,000 and $2,107,000 in income tax expense for the years ended December 31, 2002, 2001 and 2000, respectively. The effective tax rate was 36.2 percent for 2002, 30.6 percent for 2001 and 33.6 percent for 2000. The increase in the effective tax rate in 2002 over both 2001 and 2000 is due to the fact that, during 2001 and 2000, the Company had obtained a number of State of New Hampshire tax credits related to economic development grants. In addition, the 2001 tax rate as compared to 2000 was reduced by the increased level of municipal income. This was partially offset by a 50 basis point increase in the Business Profits Tax. For additional information relating to income taxes, see Note 15 to the Consolidated Financial Statements.

                                     ASSETS

Total assets increased $84,379,000, or 16 percent, to $598,318,000 at December 31, 2002 compared to $513,939,000 at December 31, 2001. The composition of earning assets has continued to change in order to meet corporate goals.

BALANCE SHEET HIGHLIGHTS
                                             ($000 Omitted)
                                        Years Ended December 31,
                                  ------------------------------
                                       2002         2001      Change
                                  ---------  -----------    ---------
Total assets                       $598,318     $513,939    $  84,379
Earning assets                      548,980      470,482       78,498
Securities                           96,109       60,276       35,833
Loans, net of unearned income       442,152      400,316       41,836
Deposits                            476,194      412,840       63,354
Stockholders' equity                 44,266       43,339          927

                          SECURITIES AVAILABLE-FOR-SALE

The Company's securities are classified into one of two categories based on management's intent to hold the securities: (i) "held-to-maturity" securities, or (ii) securities "available-for-sale." Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of stockholders' equity.

The following table summarizes the Company's securities portfolio at December 31, 2002 and 2001, showing amortized cost and market value for each category:

                                                     ($000 Omitted)
                                                      December 31,
                                         --------------------------------------
                                                2002               2001
                                         ------------------  ------------------
                                         Amortized   Market  Amortized   Market
                                           Cost      Value      Cost     Value
                                         ---------  -------  ---------  -------
Securities available-for-sale:
 US Treasury and US government agencies   $36,167   $36,188   $10,969   $10,977
 Mortgage-backed securities                 7,286     7,476    13,810    13,744
 Collateralized mortgage obligations        5,103     5,170     7,317     7,353
 Marketable equity securities               3,163     2,377     4,358     3,255
 Corporate bonds                           33,407    33,848    14,167    14,230
 State and political subdivisions           6,154     6,338     5,907     6,005
                                          -------   -------   -------   -------
 Total securities available-for-sale      $91,280   $91,397   $56,528   $55,564
                                          =======   =======   =======   =======

Total securities increased $35,833,000 during 2002 to $91,397,000. On January 1, 2001, the Company elected, in conjunction with the adoption of SFAS No. 133, to transfer all securities held-to-maturity to the available-for-sale category at their market value.

The net unrealized gain on securities available-for-sale was $117,000 at December 31, 2002 compared to a net unrealized loss on securities available-for-sale of $964,000 at December 31, 2001. At December 31, 2002, the net unrealized gain on debt securities totaled $903,000, which was partially offset by a net unrealized loss on marketable equity securities of $786,000. The net unrealized gain on debt securities is primarily the result of the low rate environment during 2002, which resulted in an appreciation in value of existing debt holdings. The net unrealized loss on marketable equity securities is primarily the result of the weak equity market during 2002.

Due to the sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors, the Company determined, through the evaluations described in Note 1 to the Consolidated Financial Statements, that the market values of certain of its marketable equity securities were other than temporarily impaired. As a result, during 2002 net losses on sales of marketable equity securities amounted to $410,000 and write-downs of marketable equity securities amounted to $910,000.

At December 31, 2002, the Company's investment in equity securities totaled $2,377,000. This amount is net of a market value adjustment of $786,000, of which the full amount was reflected in accumulated other comprehensive loss in shareholders' equity.

The Company has a general policy of purchasing debt securities primarily rated A or better by Moody's Investor Services and U.S. government securities to minimize credit risk. However, a corporate bond with an amortized cost of $987,000 and a fair value of $660,000 was downgraded by both Moody's and Standard & Poor's during 2002. This bond is being carried at fair value and continues to perform in accordance with its original terms. All securities, however, carry interest rate risk, which affect their market values such that as market yields increase, the value of the Company's securities decline and vice versa. Additionally, mortgage-backed securities carry prepayment risk whereby expected yields may not be achieved due to the inability to reinvest proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio.

A portion of the securities portfolio is pledged to secure public deposits, short-term securities sold under agreements to repurchase and treasury, tax and loan accounts. Refer to Note 3 to the Consolidated Financial Statements for a further discussion of pledging.

                                      LOANS

Loans increased 10 percent in 2002 as all categories of loans, with the exception of other loans, recognized increases, with the greatest increases occurring in residential real estate, installment loans and indirect installment loans. The following table presents the composition of the loan portfolio as of December 31, 2002 and 2001:

                                       ($000 Omitted)
                                  Percent              Percent
                         2002     of Total    2001     of Total
                       --------   --------  --------   --------
Real estate:
  Residential          $114,526     25.9%   $109,261     27.3%
  Commercial            111,941     25.3     111,642     27.9
  Construction            6,330      1.4       1,581      0.4
Commercial               23,885      5.4      22,727      5.7
Installment              40,169      9.1      28,210      7.0
Indirect installment    139,477     31.5     120,761     30.1
Other                     6,031      1.4       6,303      1.6
                       --------    -----    --------    -----
                       $442,359    100.0%   $400,485    100.0%
                       ========    =====    ========    =====

The loan portfolio mix continued to change during the year. Indirect installment loans, which are fixed-rate loans secured by automobiles originated through automobile dealers with an average term of 60 months, now comprise 31.5 percent of the loan portfolio versus 30.1 percent at the end of 2001. In addition the purchase of installment loans as a result of the branch acquisitions increased installment loans as a percent of the total portfolio. Residential real estate loans declined to 25.9 percent of the portfolio from 27.3 percent at December 31, 2001; and commercial real estate loans declined to 25.3 percent of the portfolio from 27.9 percent at December 31, 2001. The Company wishes to maintain a balanced portfolio and is working to maintain a portfolio mix of approximately 30 percent residential real estate loans, 33-35 percent commercial loans, and 35-37 percent installment and other loans.

Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and many are additionally secured by a guarantee of the Small Business Administration. Commercial real estate and commercial loans increased by $1,457,000 in 2002 as compared to 2001. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and maintain the balance of its portfolio.

Residential real estate loans increased by $5,265,000 in 2002, a 5 percent increase from 2001, compared to a decrease of $20,544,000, or 16 percent, in 2001 as compared to 2000. The Company originates both fixed-rate and adjustable-rate residential loans for its portfolio. Some fixed-rate residential loans are originated for sale to investors in the secondary market. The increase in residential real estate loans in 2002 resulted primarily from the Company's decision to retain a greater percentage of fixed-rate residential mortgage loans.

Installment loans consist primarily of loans originated directly by the Company, however, as part of the Laconia, Belmont and Pittsfield branch acquisitions the Company purchased installment loans totaling approximately $18,102,000. As a result of these acquired loans, installment loans balances increased a net of $11,959,000 compared to 2001. Indirect installment loans increased by $18,716,000, or 15 percent, in 2002.

                              NONPERFORMING ASSETS

Nonperforming assets were $3,892,000, or 0.65 percent of total assets, at December 31, 2002 compared to $1,519,000, or 0.30 percent of total assets, at December 31, 2001, an increase of $2,373,000, or 156 percent. This increase was due primarily to the addition to nonperforming status of a large commercial credit totaling $1,625,000. In addition, nonaccrual mortgage loans increased over the prior year.

Nonperforming assets are comprised primarily of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At December 31, 2002, nonaccrual loans totaled $3,619,000, or 0.82 percent of total loans, compared to $1,392,000, or 0.35 percent of total loans, in 2001. Other real estate owned at December 31, 2002 was $175,000 compared to $22,000 at December 31, 2001.

                            ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the existing loan portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. The provision for loan losses charged to earnings is based on management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb losses. In addition various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses.

The Company's allowance for loan losses increased $278,000 from December 31, 2001 to $4,920,000, or 1.11 percent of total loans, at December 31, 2002. The 2002 provision for loan losses was $900,000, unchanged from the prior year.

The following table sets forth the composition of the allowance for loan losses for the periods indicated:

                                                      ($000 Omitted)
                                                 Years Ended December 31,
                                             -------------------------------
                                                2002        2001        2000
                                             -------     -------     -------
Beginning allowance                          $ 4,642     $ 4,354     $ 4,887
Provision for loan losses                        900         900         980
Loans charged-off                               (824)       (734)     (1,643)
Recoveries of loans previously charged-off       202         122         130
                                             -------     -------     -------
Net charge-offs                                 (622)       (612)     (1,513)
                                             -------     -------     -------
Ending allowance                             $ 4,920     $ 4,642     $ 4,354
                                             =======     =======     =======
Allowance as a percentage of loans
   outstanding                                  1.11%       1.16%       1.11%
Allowance as a percentage of nonperforming
   loans                                      135.95      333.48      454.96
Net charge-offs as a percentage of average
   loans                                        0.15        0.15        0.39

                             DEPOSITS AND BORROWINGS

Total deposits at December 31, 2002 were $476,194,000, an increase of $63,354,000, or 15 percent, compared to $412,840,000 at December 31, 2001. The increase in deposits was due primarily to the acquisition of three branches in October 2002, which netted the Company additional deposits of approximately $54,932,000.

The following table sets forth the components of deposits for the periods indicated:

                                            ($000 Omitted)
                                             December 31,
                                        -------------------
                                            2002       2001
                                        --------   --------
Demand                                  $ 71,759   $ 62,846
Regular savings, NOW and money market    232,892    177,392
Time                                     171,543    172,602
                                        --------   --------
  Total deposits                        $476,194   $412,840
                                        ========   ========

At December 31, 2002, time deposits of $100,000 or more are scheduled to mature as follows:

                                                ($000 Omitted)
3 months or less                                   $  7,106
Over 3 to 6 months                                    3,596
Over 6 to 12 months                                   9,648
Over 12 months                                        5,363
                                                   --------
                                                   $ 25,713
                                                   ========

At December 31, 2002 short-term borrowings consisted of securities sold under agreements to repurchase of $8,251,000 compared to $8,155,000 for 2001. Long-term debt consisted solely of FHLB term advances of $46,000,000 compared to $48,028,000 in 2001. Many of the long-term term advances, however, are callable quarterly with call dates in February and March 2003. The decrease in FHLB advances is the result of maturing advances partially offset by one new advance. See Notes 9 and 10 to the Consolidated Financial Statements for additional information.

The following table sets forth certain information concerning the Company's borrowings at the dates indicated:

                                                          ($000 Omitted)
                                                           December 31,
                                                   -------------------------
                                                      2002              2001
                                                   -------         ---------
Short-term borrowings                              $ 8,251           $ 8,155
Long-term debt                                      46,000            48,028
                                                   -------           -------
                                                   $54,251           $56,183
                                                   =======           =======

   GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

During April and July 2002 the Company completed the private placement of $7,000,000 and $13,000,000, respectively, of floating rate trust preferred securities due in 2032. These trust preferred securities were offered for the purpose of providing capital to the subsidiary banks to ensure adequate capital following the recent branch acquisitions and for general corporate purposes. As of December 31, 2002, $9,463,000 qualified as Tier 1 capital and $10,537,000 was allocated to Tier 2 capital.

                                     CAPITAL

The Company's stockholders' equity serves to support growth and provide depositors and other creditors protection against loss. Equity capital represents the stockholders' investment in the Company. Management strives to maintain an optimal level of capital on which an attractive return to the stockholders will be realized over both the short-term and long-term, while serving depositors' and creditors' needs.

The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage (Tier 1 capital to average assets) ratios. Tier 1 capital consists of stockholders' equity, net of intangible assets as well as a portion of capital securities. Tier 2 capital consists of a limited amount of allowance for loan losses and the portion of capital securities not allocated to Tier 1 capital. Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4 percent, 4 percent and 8 percent, respectively. As of December 31, 2002, the subsidiary banks of the Company were "well capitalized" as defined under FDIC regulations.

The following table sets forth the Company's risk-based capital and leverage ratios:

                                                         ($000 Omitted)
                                                         December 31,
                                                   ------------------------
                                                       2002            2001
                                                   --------        --------

Risk-adjusted assets                               $445,281        $386,941
Tier 1 capital (to average assets)                     6.70%           6.95%
Tier 1 capital (to risk weighted assets)               8.57            9.08
Total capital (to risk weighted assets)               12.04           10.28

Total stockholders' equity includes a $1,366,000 and $585,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2002 and 2001, respectively. At December 31, 2002, this adjustment was comprised of a net unrealized loss on securities available-for-sale of $240,000, net of taxes, and an unfunded pension accumulated benefit obligation of $1,126,000, net of taxes. The net unrealized loss on securities available-for-sale is attributable to the downturn in the securities market. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of investment securities has resulted in the unfunded pension accumulated benefit obligation.

The Company intends to continue to pay dividends on a quarterly basis subject to the financial condition and earnings of the Company, capital requirements, and other factors, including applicable governmental regulations. No dividends will be payable unless declared by the Board of Directors and then only to the extent funds are legally available for the payment of such dividends.

                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Company's Boards of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to Company's management Asset Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and interest expenses associated with the Company's financial instruments also change, thereby impacting net interest income ("NII"), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling 2-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company's balance sheet. The Company uses computer simulations to determine the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, loan and deposit pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations based on numerous assumptions are run under various interest rate scenarios to determine the impact on net interest income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented.

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon given both an immediate 200 basis point upward and downward shift in interest rates. Using an immediate rate shock simulation where interest rates increase 200 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the next twelve months would increase by an amount equal to approximately 0.72 percent. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the next twelve months would decrease by an amount equal to approximately 9.21 percent.

Using an immediate rate shock simulation where interest rates increase 200 basis points, the December 31, 2002 earnings simulation model projected that net interest income for the following twelve months would increase by an amount equal to approximately 4.24 percent. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2002 earnings simulation model projected that net interest income for the following twelve months would decrease by an amount equal to approximately 4.86 percent.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cashflows The assumptions differed in each of the periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during 2002 compared to 2001 were the decrease in interest rates market-wide, changes in the yield curve for investment securities, the increase in the aggregate principal amount in fixed-rate loans extended by the subsidiary banks, the aggregate increase in securities available-for-sale, and increase in total deposits, as well as the increase in floating rate subordinated debentures.


                                 LIQUIDITY RISK

Liquidity risk management involves the Company's and its subsidiaries' ability to raise funds in order to meet their existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at contractual maturity, the repayment of debt as it matures, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company's Asset/Liability Committee. At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include brokered deposits, deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders, the purchase of treasury stock, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for the parent holding company are dividends from the subsidiary banks and reimbursement for services performed on behalf of the banks. Additionally, the parent holding company may utilize outside sources of funding such as the trust preferred issues undertaken during 2002.

As shown in the consolidated statements of cash flows, cash and cash equivalents decreased by $2,215,000 during 2002. Cash used for investing activities totaled $80,734,000 with lending activities utilizing $43,516,000 and investment purchases utilizing $35,757,000. Cash provided by financing activities totaled $73,127,000. This cash consisted of $47,527,000 from a branch acquisition, $20,000,000 from the issuance of guaranteed preferred beneficial interest in junior subordinated debentures, as well as an increase in other deposits of $8,422,000. The net cash provided by operating activities totaled $5,392,000 and consisted primarily of net income of $2,598,000 as well as a decrease in loans held for-sale partially offset by an increase in other assets and other liabilities, net.

                      CAPITAL EXPENDITURES AND COMMITMENTS

During 2002, the Company incurred approximately $2,628,000 in capital expenditures. These expenditures included approximately $1,700,000 in technology improvements including installation of a wide-area network, a voice over internet protocol telephone system, a new on-line teller system, document imaging and computer upgrades. In addition, $430,000 was recorded for the purchase of real estate in Laconia, New Hampshire as part of the recent branch acquisition. The remaining expenditures were for normal maintenance and replacement of, or upgrades in, existing property and equipment.

During 2001, the Company incurred approximately $1,714,000 in capital expenditures. These expenditures included $947,000 of construction and equipment costs for the branch constructed in Tilton, New Hampshire. Approximately $388,000 was spent on technology initiatives, including Internet banking and cash management as well as a down-payment for technology initiatives to be completed in 2002. The remaining expenditures were for normal maintenance and replacement of, or upgrades in, existing property and equipment.

The Company's estimated capital expenditure projections for 2003 total $710,000. The Company has budgeted approximately $145,000 for ATM replacement and upgrades and $115,000 for software purchases for indirect lending to improve workflow. The remaining expenditures will be incurred for normal maintenance and replacement of, or upgrades to, existing property and equipment. These expenditures are expected to be funded through normal Company cashflows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL

                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                             ($000 Omitted, Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31,                                                                     2002       2001      2000
------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans                                                                       $27,879    $31,587   $33,145
Interest on debt securities available-for-sale:
   Taxable                                                                                         2,781      2,169     2,971
   Tax-exempt                                                                                        308        485       249
Dividends                                                                                            241        342       453
Interest on federal funds sold                                                                       271        428       480
Interest on interest bearing deposits                                                                  2          3        12
------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                31,482     35,014    37,310
------------------------------------------------------------------------------------------------------------------------------

Interest expense
Interest on deposits:
   Regular savings, NOW and money market deposit accounts                                          1,878      2,462     2,701
   Certificates of deposit (in denominations of $100,000 or more)                                    703      1,363     1,259
   Other time                                                                                      3,947      7,499     7,390
Interest on short-term borrowings                                                                    141        513     1,819
Interest on long-term debt                                                                         2,504      2,456     2,888
Interest on guaranteed preferred beneficial interest in junior subordinated debentures               645         --        --
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                             9,818     14,293    16,057
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                                  21,664     20,721    21,253
Provision for loan losses                                                                            900        900       980
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses                                  20,764     19,821    20,273
------------------------------------------------------------------------------------------------------------------------------

Noninterest income
Service charges and fees on deposit accounts                                                       1,473      1,169     1,049
Gains on sales of securities available-for-sale, net                                                 151        128       512
Loan servicing income                                                                                365        401       130
Other                                                                                              1,387      1,211     1,001
Total noninterest income                                                                           3,376      2,909     2,692

Noninterest expense
Salaries and employee benefits                                                                     9,758      9,014     8,868
Office occupancy and equipment                                                                     3,298      2,864     2,708
Amortization of core deposit intangible                                                              476         --        --
Amortization of unidentifiable intangible assets                                                      --        625       513
Write-down of equity securities
                                                                                                     910         --        --
Other                                                                                              5,593      4,646     4,610
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                         20,035     17,149    16,699

Income before income taxes                                                                         4,105      5,581     6,266
Income tax expense                                                                                 1,507      1,708     2,107
Net income                                                                                       $ 2,598    $ 3,873   $ 4,159
------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                                                   $ 1.71     $ 2.55    $ 2.61
Earnings per common share assuming dilution                                                       $ 1.71     $ 2.54    $ 2.61
------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                                             ($000 Omitted)
AS OF DECEMBER 31,                                                                                          2002          2001
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents:
    Cash and due from banks and interest bearing deposits                                                $17,256       $22,741
    Federal funds sold                                                                                    10,170         6,900
----------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                           27,426        29,641
----------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale, at fair value                                                              91,397        55,564
Federal Home Loan Bank stock                                                                               4,632         4,632
Federal Reserve Bank stock                                                                                    80            80
Loans held-for-sale                                                                                          669         2,026
Loans, net before allowance for loan losses                                                              442,152       400,316
Less: allowance for loan losses                                                                            4,920         4,642
----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                                437,232       395,674
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                               12,503        11,485
Other real estate owned                                                                                      175            22
Goodwill                                                                                                  10,152            --
Core deposit intangible                                                                                    4,857            --
Unidentified intangible assets                                                                                --         8,080
Other assets                                                                                               9,195         6,735
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $598,318      $513,939
----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
    Demand                                                                                               $71,759       $62,846
    Regular savings, NOW and money market deposit accounts                                               232,892       177,392
    Certificates of deposit (in denominations of $100,000 or more)                                        25,713        25,102
    Other time                                                                                           145,830       147,500
----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                           476,194       412,840
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                                      8,251         8,155
Accrued taxes and other liabilities                                                                        3,607         1,577
Long-term debt                                                                                            46,000        48,028
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        534,052       470,600
----------------------------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interest in junior subordinated debentures                                20,000            --
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                                    --            --
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at December 31,
   2002 and 2001 and 1,516,574 outstanding at December 31, 2002 and 1,511,324 outstanding at
   December 31, 2001                                                                                       1,732         1,732
Surplus                                                                                                    2,088         2,101
Retained earnings                                                                                         47,523        45,955
Treasury stock (215,395 shares at December 31, 2002 and 220,645 shares at December 31, 2001)              (5,711)       (5,864)
Accumulated other comprehensive loss, net of tax                                                          (1,366)         (585)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                44,266        43,339
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                              $598,318      $513,939
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            ($000 Omitted)
                                                                                                Accumulated
                                                                                                    Other          Total
                                                  Common               Retained      Treasury   Comprehensive   Stockholders'
                                                   Stock     Surplus    Earnings      Stock        Loss(1)         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $  1,732   $  2,101    $ 39,906    $ (3,398)     $ (1,055)       $ 39,286
  Net income - 2000                                  --         --         4,159        --            --             4,159
  Net change in unrealized loss on securities
    available-for-sale, net of taxes                 --         --          --          --             512             512
  Net change in unfunded pension accumulated
    benefit obligation, net of taxes                 --         --          --          --            (130)           (130)
  Treasury stock purchased, 55,800 shares            --         --          --        (1,310)         --            (1,310)
  Cash dividends declared ($0.60 per share)          --         --          (955)       --            --              (955)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        1,732      2,101      43,110      (4,708)         (673)         41,562
  Net income - 2001                                  --         --         3,873        --            --             3,873
   Net change in unrealized loss on securities
    available-for-sale, net of taxes                 --         --          --          --             (42)            (42)
  Net change in unfunded pension accumulated
    benefit obligation, net of taxes                 --         --          --          --             130             130
  Treasury stock purchased, 48,045 shares            --         --          --        (1,156)         --            (1,156)
  Cash dividends declared ($0.68 per share)          --         --        (1,028)       --            --            (1,028)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        1,732      2,101      45,955      (5,864)         (585)         43,339
  Net income - 2002                                  --         --         2,598        --            --             2,598
  Net change in unrealized loss on securities
   available-for-sale, net of taxes                  --         --          --          --             345             345
  Net change in unfunded pension accumulated
    benefit obligation, net of taxes                 --         --          --          --          (1,126)         (1,126)
  Exercise of stock options for 5,250 shares,
     net of tax benefit                              --          (13)       --           153          --               140
  Cash dividends declared ($0.68 per share)          --         --        (1,030)       --            --            (1,030)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     $  1,732   $  2,088    $ 47,523    $ (5,711)     $ (1,366)       $ 44,266
-----------------------------------------------------------------------------------------------------------------------------

(1) Accumulated other comprehensive loss as of December 31, 2002 consists of net unrealized holding losses on available-for-sale securities of $240, net of taxes, and unfunded pension accumulated benefit obligation of $1,126, net of taxes. Accumulated other comprehensive loss as of December 31, 2001 consists of net unrealized holding losses on available-for-sale securities, net of taxes. Accumulated other comprehensive loss as of December 31, 2000 consists of net unrealized holding losses on available-for-sale securities of $543, net of taxes, and unfunded pension accumulated benefit obligation of $130, net of taxes.

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                      ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                               2002             2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $2,598           $3,873         $4,159
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Net unrealized gains on securities available-for-sale                                       322               58          1,336
   Reclassification adjustment for realized gains (losses) in net income                      (759)             128
                                                                                                                               512
-----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized gains (losses) on securities                                               1,081              (70)           824)
   Minimum pension liability adjustment                                                     (1,707)             197           (197)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                             (626)             127            627
   Income tax expense                                                                          155               39            245
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                                 (781)              88           382
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                        $1,817           $3,961         $4,541
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                            2002             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $ 2,598           $3,873           $ 4,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                   900              900               980
Depreciation and amortization                                                             1,791            1,704             1,512
Deferred income tax expense                                                                 195              188               263
Write-down of other real estate owned                                                        --                3                --
Write-down of equity securities                                                             910               --                --
Gains on sales of securities available-for-sale, net                                       (151)            (128)             (512)
Gains on sale of nonperforming and reperforming loans                                        --             (145)              (71)
(Gains) loss on sale, disposal and write-down of premises and equipment                     (18)              22                90
Amortization of premiums and accretion of discounts on securities, net                      246               74                 1
Increase (decrease) in unearned income, net                                                  38               15               (20)
Amortization of discount on loans acquired                                                   18               --                --
(Gains) losses on sales of other real estate owned and other personal property, net           5              (22)               (4)
Net (increase) decrease in loans held-for-sale                                            1,357           (1,532)             (175)
Other liabilities assumed net of (other assets acquired) in branch transactions             (66)              34                12
Net change in other assets and other liabilities                                         (2,431)          (2,900)           (1,476)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 5,392            2,086             4,759
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale                                     16,709            4,212             2,609
Proceeds from maturities of securities held-to-maturity                                      --                --            3,936
Proceeds from maturities of securities available-for-sale                                30,043           41,930             6,483
Purchase of securities available-for-sale                                               (82,509)         (48,195)           (7,453)
Purchase of securities held-to-maturity                                                      --               --            (1,555)
Loan originations and principal collections, net                                        (23,526)          (6,302)          (17,987)
Recoveries of previously charged-off loans                                                  202              122               130
Loans acquired in branch transactions                                                   (20,192)          (2,601)           (6,197)
Purchase of loans                                                                            --             (297)               --
Proceeds from sales of nonperforming and reperforming loans                                  --              675             1,551
Proceeds from sales of and payments received on other real estate owned                      60               50               144
Proceeds from sales of and payments received on other personal property                     794              554               536
Premises and equipment acquired in branch transactions                                     (519)              (6)             (301)
Additions to premises and equipment, net of disposals                                    (1,796)          (1,580)           (1,401)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (80,734)         (11,438)          (19,505)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in deposits                                                       8,422           (7,592)           20,961
Deposits assumed in branch transactions, net of assumption premiums                      47,527           25,053            23,442
Advances from FHLB                                                                        1,000           14,000            21,000
Repayment of FHLB advances                                                               (3,028)          (1,500)          (44,000)
Net decrease in short-term FHLB advances                                                     --           (2,950)           (7,000)
Net increase (decrease) in securities sold under agreements to repurchase                    96           (1,235)            1,922
Exercise of stock options, net of tax benefit                                               140               --                 --
Purchases of treasury stock                                                                  --           (1,156)           (1,310)
Issuance of guaranteed preferred beneficial interest in junior subordinated
  debentures                                                                             20,000               --                --
Cash dividends paid                                                                      (1,030)          (1,028)             (955)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                73,127           23,592            14,060
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (2,215)          14,240              (686)
Cash and cash equivalents at beginning of year                                           29,641           15,401            16,087
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $ 27,426         $ 29,641          $ 15,401
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flows:
Interest paid                                                                            $9,876          $16,006          $15,529
Taxes paid                                                                                1,743            1,776            1,817
Loans transferred to other real estate owned                                                200               33               47
Loans transferred to other personal property                                                802              565              650
Financed sales of other real estate owned                                                    --               --               22
Loans transferred to held-for-sale                                                           --              265               --
Carrying amount of held-to-maturity securities transferred to available-for-sale
  securities                                                                                 --             2,752              --

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              NATURE OF OPERATIONS

Northway Financial, Inc. is a bank holding company formed in 1997 under the laws of New Hampshire and is registered under the Bank Holding Company Act of 1956. The Company's only business activity has been to own all of the shares of, and provide management, capital and operational support to, The Berlin City Bank ("BCB") and The Pemigewasset National Bank of Plymouth ("PNB") and its wholly owned subsidiaries Northway Capital Trust I and Northway Capital Trust II. The Company's headquarters are in Berlin, New Hampshire. The banking subsidiaries are engaged principally in the business of attracting deposits from the general public and investing those deposits in securities, commercial loans, real estate loans, and consumer loans.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

In preparing the financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses and valuation of other real estate owned.

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits.

SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; if debt and equity securities are bought and held principally for the purpose of selling in the near term they would be classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. At this time, the Company has not established a trading account.

Premiums and discounts are amortized and accreted primarily on the level yield method over the contractual life of the securities adjusted for expected prepayments.

If a decline in the fair value below the adjusted cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value as the new cost basis and the amount of the write-down is included in noninterest expense.

Gains and losses on sales of securities available-for-sale are recognized at the time of the sale on a specific identification basis.

LOANS HELD-FOR-SALE

Loans held-for-sale are generally identified as such at origination and are stated at the lower of aggregate cost or market. Market value is based on outstanding investor commitments. When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method. All loans sold are without recourse to the Company.

LOANS

Loans are carried at the principal amounts outstanding, net of any unearned income, premiums on originated loans and discounts on acquired loans. Unearned income includes loan origination fees, net of direct loan origination costs. This income is deferred and recognized as adjustments to loan income over the contractual life of the related notes using a method the result of which approximates that of the interest method.

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

The Company's loans are primarily secured by real estate in New Hampshire. In addition, other real estate owned is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of other real estate owned are susceptible to changing conditions in this market.

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

While management uses available information in establishing the allowance for loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the estimates used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on judgments different from those of management.

Commercial, commercial real estate and individually significant mortgage and consumer loans are considered impaired, and are placed on nonaccrual, when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Mortgage and consumer loans, which are not individually significant, are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.

When foreclosure is probable, impairment is measured based on the fair value of the collateral.

SERVICING ASSETS

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

OTHER REAL ESTATE OWNED

Other real estate owned is comprised of properties acquired either through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and for which the Company has taken physical possession. The Company classifies loans as repossessed or foreclosed if the Company receives physical possession of the debtor's assets, regardless of whether or not foreclosure proceedings take place.

Assets acquired through foreclosure or a similar conveyance of title are initially recorded at the lower of the carrying value of the loan or the fair value, less estimated costs to sell, of the property constructively or actually received. Gains and losses upon disposition are reflected in operations as realized.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Estimated lives are 39 years for buildings, ten years for building improvements and three to seven years for furniture and equipment.

Amortization of leasehold improvements is accumulated on a straight-line basis over the lesser of the term of the respective lease or the asset's useful life, not to exceed ten years.

ADVERTISING

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                             ($000 Omitted, except per share data)
                                                                                    2002        2001        2000
                                                                               ---------   ---------   ---------

Net income                                           As reported               $   2,598   $   3,873   $   4,159
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                  39          47          47
                                                                               ---------   ---------   ---------
                                                     Pro forma                 $   2,559   $   3,826   $   4,112

Earnings per common share                            As reported               $    1.71   $    2.55   $    2.61
                                                     Pro forma                      1.68        2.52        2.58

Earnings per common share                            As reported               $    1.71   $    2.54   $    2.61
 (assuming dilution)                                 Pro forma                      1.68        2.51        2.58

EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Earnings per common share have been computed based on the following (in thousands):

                                                          Years Ended December 31,
                                                      ------------------------------
                                                          2002       2001       2000
                                                      --------   --------   --------
Net income                                            $  2,598   $  3,873   $  4,159
Less: Preferred stock dividends                           --         --         --
                                                      --------   --------   --------
Net income applicable to common stock                 $  2,598   $  3,873   $  4,159
                                                      ========   ========   ========
Average number of common shares outstanding            1,515.1    1,521.6    1,590.6
Effect of dilutive options(1)                              6.0        4.3       --
                                                      --------   --------   --------
Average number of common shares outstanding used to
    calculate diluted earnings per common share        1,521.1    1,525.9    1,590.6
                                                      ========   ========   ========

(1) Approximately 0, 21,000 and 21,000 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation for 2002, 2001, and 2000, respectively, because to do so would have been antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued Statement No. 141, Business Combinations. This Statement improves the consistency of the accounting and reporting of business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Using the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this Statement has had no material impact on the consolidated financial statements.

The FASB has issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement which for the Company was January 1, 2002. The effect of the adoption of this statement on the consolidated financial statements is described below.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of Statements No. 72 and No. 144 and FASB Interpretation No. 9. Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

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

In accordance with paragraph 9 of SFAS No. 147, the Company, has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisition(s). This asset was reclassified as goodwill (reclassified goodwill). The amount reclassified was $5,386,000, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the year ended December 31, 2002 do not reflect amortization in the amount of $313,000 that would have been recorded if SFAS No. 147 had not been issued.

In accordance with SFAS No. 147 the Company tested its reclassified goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its goodwill as of those dates was not impaired.

Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill.

The Company's amortization expense related to reclassified goodwill was $456,000 and $224,000 for the years ended December 31, 2001 and 2000, respectively.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142 for years ended December 31:

                                                               ($000 Omitted, Except Per Share Data)
                                                                      2002        2001        2000
                                                                 ---------   ---------   ---------
Reported net income                                              $   2,598   $   3,873   $   4,159
Add back reclassified goodwill amortization, net of tax effect        --           275         135
                                                                 ---------   ---------   ---------
     Adjusted net income                                         $   2,598   $   4,148   $   4,294
                                                                 =========   =========   =========

Basic earnings per share:
   Reported net income                                           $    1.71   $    2.55   $    2.61
   Reclassified goodwill amortization, net of tax effect              --          0.18        0.09
                                                                 ---------   ---------   ---------
     Adjusted net income                                         $    1.71   $    2.73   $    2.70
                                                                 =========   =========   =========

Diluted earnings per share:
   Reported net income                                           $    1.71   $    2.54   $    2.61
   Reclassified goodwill amortization, net of tax effect              --          0.18        0.09
                                                                 ---------   ---------   ---------
     Adjusted net income                                         $    1.71   $    2.72   $    2.70
                                                                 =========   =========   =========

The gross carrying amount and accumulated amortization of the core deposit intangible as of December 31, 2002 was $5,333,000 and $476,000, respectively. The estimated amortization of the core deposit intangible for each of the five succeeding years is as follows:

         2003                                $954,000
         2004                                $954,000
         2005                                $954,000
         2006                                $927,000
         2007                                $320,000

The weighted-average amortization period for the core deposit intangible is 64 months.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of Statement No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company's consolidated financial statements.


                         NOTE 2 CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2002 and 2001 includes $2,911,000 and $5,858,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

                      NOTE 3 SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gains in accumulated other comprehensive income, losses in accumulated other comprehensive income and fair value of securities at December 31, 2002 and 2001 follows:

                                                                            ($000 Omitted)
                                                                       Gains in       Losses in
                                                                     Accumulated     Accumulated
                                                                        Other           Other
                                                       Amortized    Comprehensive   Comprehensive        Fair
                                                          Cost          Income          Income           Value
                                                        -------         -------         -------         -------
December 31, 2002
-----------------------------------------------------
US Treasury and other US government agency securities   $36,167         $    51         $    30         $36,188
Marketable equity securities                              3,163              45             831           2,377
Mortgage-backed securities                                7,286             199               9           7,476
Collateralized mortgage obligations                       5,103              67            --             5,170
Corporate bonds                                          33,407             892             451          33,848
State and political subdivision bonds and notes           6,154             184            --             6,338
                                                        -------         -------         -------         -------
                                                        $91,280         $ 1,438         $ 1,321         $91,397
                                                        =======         =======         =======         =======

December 31, 2001
-----------------------------------------------------
US Treasury and other US government agency securities   $10,969         $    27         $    19         $10,977
Marketable equity securities                              4,358             109           1,212           3,255
Mortgage-backed securities                               13,810              72             138          13,744
Collateralized mortgage obligations                       7,317              86              50           7,353
Corporate bonds                                          14,167             299             236          14,230
State and political subdivision bonds and notes           5,907              98            --             6,005
                                                        -------         -------         -------         -------
                                                        $56,528         $   691         $ 1,655         $55,564
                                                        =======         =======         =======         =======

The contractual maturity distribution of investments in debt obligations at December 31, 2002 follows:

                                                                          ($000 Omitted)
                                                                  One to    Five to    Over     Total
                                                        Within     Five       Ten       Ten   Amortized
                                                       One Year    Years     Years     Years     Cost
                                                        -------   -------   -------   -------   -------
US Treasury and other US government agency securities   $13,996   $20,134   $ 2,037   $  --     $36,167
Mortgage-backed securities                                   80     4,259     1,992       955     7,286
Collateralized mortgage obligations                        --        --          66     5,037     5,103
Corporate bonds                                           1,002    26,249     6,156      --      33,407
State and political subdivision bonds and notes             278       221     3,412     2,243     6,154
                                                        -------   -------   -------   -------   -------
Total amortized cost                                    $15,356   $50,863   $13,663   $ 8,235   $88,117
                                                        =======   =======   =======   =======   =======

Market value                                            $15,372   $51,090   $14,227   $ 8,331   $89,020
                                                        =======   =======   =======   =======   =======

Actual maturities of state and political subdivision bonds and notes, mortgage-backed securities and collateralized mortgage obligations will differ from the maturities presented because borrowers have the right to prepay obligations without prepayment penalties.

Due to the sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors, the Company determined, through the evaluations described in Note 1 to the Consolidated Financial Statements, that the market values of certain of its marketable equity securities were other than temporarily impaired. As a result, during 2002 net losses on sales of marketable equity securities amounted to $410,000 and write-downs of marketable equity securities amounted to $910,000.

At December 31, 2002, the Company's investment in equity securities totaled $2,377,000. This amount is net of a market value adjustment of $786,000, of which the full amount was reflected in accumulated other comprehensive loss in shareholders' equity.

A corporate bond with an amortized cost of $987,000 and a fair value of $660,000 was downgraded by both Moody's and Standard & Poor's during 2002. This bond is being carried at fair value and continues to perform in accordance with its original terms

An analysis of gross realized gains and losses on securities available-for-sale which have been sold or called during the years ended December 31, follows:

                                                                 ($000 Omitted)
                                            2002                       2001                     2000
                                   -----------------------   -----------------------    ---------------------
                                    Realized     Realized     Realized     Realized     Realized     Realized
                                     Gains        Losses        Gains       Losses        Gains       Losses
                                   ----------    ---------   ----------    ---------    ---------   ---------
Equity securities                     $ 39         $449         $ 61         $  6         $517         $  5
US government agency securities        149          --            91          --           --           --
Mortgage-backed securities             159          --           --            18          --           --
Corporate bonds                        246          --           --           --           --           --
State and political subdivisions         7          --           --           --           --           --
                                      ----         ----         ----         ----         ----         ----
                                      $600         $449         $152         $ 24         $517         $  5
                                      ====         ====         ====         ====         ====         ====

The tax provision applicable to these net realized gains amounted to $60,000, $50,000 and $201,000 for 2002, 2001, and 2000, respectively.

Securities with a carrying amount totaling $48,433,000 and $21,382,000 were pledged to secure public deposits, securities sold under agreements to repurchase and treasury, tax and loan accounts at December 31, 2002 and 2001, respectively.

                                  NOTE 4 LOANS

Loan balances were comprised of the following:

                                           ($000 Omitted)
December 31,                             2002          2001
------------------------------         --------      --------
Real estate:
   Residential                         $114,526      $109,261
   Commercial                           111,941       111,642
   Construction                           6,330         1,581
Commercial                               23,885        22,727
Installment                              40,169        28,210
Indirect installment                    139,477       120,761
Other                                     6,031         6,303
                                       --------      --------
   Total loans                          442,359       400,485
Less:
   Unearned income                          207           169
   Allowance for loan losses              4,920         4,642
                                       --------      --------
                                          5,127         4,811
                                       --------      --------
                                       $437,232      $395,674
                                       ========      ========

Total loans above are net of unearned discount on loans acquired in the amount of $862,000 at December 31, 2002. In addition, total loans above are net of unamortized premium on indirect installment loans originated in the amount of $3,684,000 and $3,611,000 at December 31, 2002 and 2001, respectively.

Loans are made in the ordinary course of business to directors, executive officers, and their immediate families and to organizations in which such persons have more than a 10 percent ownership interest. These loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Total loans to such persons and their companies amounted to $839,000 as of December 31, 2002. During 2002, principal payments were $311,000 and principal advances amounted to $383,000.

The Company's lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New Hampshire. The Company maintains significant credit relationships with borrowers in the hotel and motel industry. The aggregate loan balances to these industries totaled $56,470,000 at December 31, 2002 and $58,623,000 at December 31, 2001.

Loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans total $49,908,000 and $46,661,000 at December 31, 2002 and 2001, respectively. The
Company sold $20,694,000 of mortgage loans and $1,472,000 of indirect installment loans in 2002 and $18,577,000 of mortgage loans and $10,390,000 of indirect installment loans in 2001.

The Company capitalized $177,000 and $204,000 of servicing rights and amortized $97,000 and $29,000 of those rights in 2002 and 2001, respectively. There is no valuation allowance for servicing rights, because their fair value approximates their carrying amount of $339,000 and $259,000 at December 31, 2002 and 2001, respectively. Servicing rights are carried in other assets.

Restructured, accruing loans entered into prior to the adoption of SFAS No. 114 and 118 are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms at adoption of SFAS No.
114. Restructured, accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure these loans may be removed from the impaired loan disclosure provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms.

At December 31, 2002 and 2001, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $945,000 and $983,000, respectively. The gross interest income that would have been recorded in the years ended December 31, 2002 and 2001 if such restructured loans had been current in accordance with their original terms was $76,000 and $107,000, respectively. The amount of interest income recognized on such restructured loans for the years ended December 31, 2002 and 2001 was $54,000 and $73,000, respectively.

At December 31, 2002 and 2001, nonperforming loans totaled $3,619,000 and $1,392,000, respectively. Of this total, $3,000 and $0, for December 31, 2002 and 2001, respectively, were past due 90 days or more and still accruing interest.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,775,000 and $643,000 at December 31, 2002 and 2001, respectively, for which the related allowance for loan losses is $459,000 and $76,000 as of December 31, 2002 and 2001, respectively. All of the Company's impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. The average recorded investment in impaired loans during the twelve months ended December 31, 2002 and 2001 was approximately $854,000 and $307,000, respectively. For the twelve months ended December 31, 2002 and 2001 the Company recognized interest income on impaired loans of $94,000 and $26,000, respectively, which included $67,000 and $15,000 of interest income recognized using the cash-basis method of income recognition, respectively.


                        NOTE 5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, follows:

                                                       ($000 Omitted)
                                                2002         2001        2000
                                               ------       ------       ------
Balance at beginning of year                   $4,642       $4,354       $4,887
Provision for loan losses                         900          900          980
Recoveries on loans previously charged-off        202          122          130
Loans charged-off                                (824)        (734)      (1,643)
                                               ------       ------       ------
Balance at end of year                         $4,920       $4,642       $4,354
                                               ======       ======       ======

                         NOTE 6 OTHER REAL ESTATE OWNED

Other real estate owned consists of real estate acquired by foreclosure or a similar conveyance of title. At December 31, 2002 other real estate owned was comprised of commercial real estate of $175,000. At December 31, 2001 other real estate owned was comprised of residential real estate of $22,000.

Sales of other real estate owned by the Company resulted in gains of $13,000, $17,000 and $64,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

There were no write-downs on other real estate owned for the years ended December 31, 2002 and 2000; and write-downs on other real estate owned totaled $3,000 for the year ended December 31, 2001.


                          NOTE 7 PREMISES AND EQUIPMENT

A summary of premises and equipment follows:
                                                   ($000 Omitted)
                                                    December 31,
                                                 -----------------
                                                   2002       2001
                                                 -------   -------
Land                                             $ 2,418   $ 2,327
Buildings                                          9,437     9,134
Leasehold improvements                               481       401
Construction in progress                             228       255
Equipment                                          7,162     5,726
                                                 -------   -------
                                                  19,726    17,843
Less accumulated depreciation and amortization     7,223     6,358
                                                 -------   -------
                                                 $12,503   $11,485
                                                 =======   =======

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,315,000, $1,079,000, and $999,000, respectively.

The Company leases eight of its locations under non-cancellable operating leases. Minimum lease payments in future periods under non-cancellable operating leases at December 31, 2002 are as follows:

                                             ($000 Omitted)
2003                                             $  391
2004                                                302
2005                                                152
2006                                                153
2007                                                130
Thereafter                                           25
                                                 ------
                                                 $1,153
                                                 ======

The terms of four of the leases provide that the Company can, at the end of the initial five-year term, renew the lease under two five-year options. One lease will reach the end of its initial five-year term on June 28, 2003, at which time it will not be renewed. The terms of one of the leases provides that the Company can, at the end of the current five-year term, renew the lease under one five-year option. All leases contain a provision that the Company shall pay its pro-rata share of operating costs. Additionally, two of the leases require that the Company pay all real estate taxes.

Rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $369,000, $287,000 and $256,000, respectively.

                                 NOTE 8 DEPOSITS

The aggregate amount of maturities for time deposits as of December 31, 2002, for each of the following five years ended December 31 and thereafter, are as follows:
                                                ($000 Omitted)
2003                                              $132,297
2004                                                30,862
2005                                                 4,625
2006                                                 3,211
2007                                                   528
Thereafter                                              20
                                                  --------
                                                  $171,543
                                                  ========

Deposits from related parties held by the Banks at December 31, 2002 and 2001 amounted to $2,315,000 and $1,897,000, respectively.

                          NOTE 9 SHORT-TERM BORROWINGS

Short-term borrowings, which include securities sold under agreements to repurchase and FHLB advances with maturities of less than one year, and their related average interest rates for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                            ($000 Omitted)
                                                                   Amount outstanding at December 31,
                                                     ---------------------------------------------------------------
                                                           2002                     2001                2000
                                                     -------------------      -----------------    -----------------
                                                                    Avg.                   Avg.                 Avg.
                                                                    Int.                   Int.                 Int.
                                                     Amount         Rate       Amount      Rate     Amount      Rate
                                                     ------        -----       ------     -----     ------     -----
FHLB advances                                       $    --         --%       $    --        --%   $ 2,950      6.67%
Securities sold under agreements to repurchase        8,251       1.54          8,155      1.97      9,390      6.06
                                                    -------                   -------              -------
                                                    $ 8,251       1.54%       $ 8,155      1.97%   $12,340      6.21%
                                                    =======                   =======              =======
Maximum amount outstanding at any month end         $12,834                   $19,080              $41,199
Average amount outstanding during the year            8,454       1.67%        11,725      4.38%    28,575      6.37%

The underlying securities associated with securities sold under agreements to repurchase are under the control of the Company.


                             NOTE 10 LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consisted of FHLB advances of $46,000,000 and $48,028,000, respectively.

As of December 31, 2002, contractual principal payments due under long-term debt were as follows:

                                                             ($000 Omitted)
2003                                                             $  7,000
2004                                                                9,000
2005                                                                   --
2006                                                                   --
2007                                                                5,000
2008 and years thereafter                                          25,000
                                                                 --------
                                                                  $46,000
                                                                  =======

The FHLB long-term debt consisted of eleven separate advances with the following terms:

                          ($000 Omitted)
        Amount         Rate        Maturity Date        Call Date
       -------        -----        -------------        ---------
       $ 7,000         4.34             06/25/03              N/A
         1,000         3.49             05/14/04              N/A
         3,000         4.78             06/25/04              N/A
         5,000         5.79             08/30/04         02/28/03
         5,000         6.11             03/28/07         03/27/03
         7,000         5.54             11/02/09         02/04/03
         7,000         5.57             11/09/09         02/10/03
         5,000         5.91             12/17/09         03/18/03
         2,000         4.80             12/27/10         03/26/03
         3,000         4.50             01/24/11         01/24/03
         1,000         4.58             02/07/11         02/05/03
     ---------
       $46,000
       =======


NOTE 11 GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED
        DEBENTURES

On April 10, 2002, the Company completed the private placement of $7,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust I Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust I ("Capital Trust I"). The Trust I Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust I Capital Securities, together with the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust I Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70 percent, with a ceiling of 11.00 percent for the first five years. Currently, the interest rate on these securities is 5.32 percent. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

On July 11, 2002, the Company completed the private placement of $13,000,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust II Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust II (the "Capital Trust II"). The Trust II Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust II Capital Securities, together with the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust II Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65 percent, with a ceiling of 12.50 percent for the first five years. Currently, the interest rate on these securities is 5.03 percent. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

                              NOTE 12 ACQUISITIONS

On October 18, 2002, the Company acquired certain assets and assumed the deposits of three branches offices of Fleet National Bank located in Laconia, Belmont and Pittsfield, New Hampshire. This acquisition has allowed the Company to expand its market area further into Belknap and Merrimack Counties. Deposits assumed totaled $54,932,000 for which the Company paid a deposit purchase premium of 11.25 percent. In addition, the Company acquired certain loans associated with the branches totaling $20,192,000. As a result of this purchase the Company made the following entries to record this transaction:

                                             ($000 Omitted)

Cash                                      $26,738
Loans                                      20,192
Goodwill                                    4,766
Core deposit intangible                     2,639
Land and buildings                            430
Furniture and fixtures                         13
Leasehold improvements                         76
Other assets                                   83
Building lease and equipment expense           12
Salary expense                                  7
Deposits                                               54,932
Other liabilities                                          17
Other income                                                7

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branches are included in the 2002 consolidated statements of income of the Company from the date of the transaction.

All goodwill is expected to be deductible for tax purposes. The cost of the acquired branch office was $7,405,000. The core deposit intangible of $2,639,000 is being amortized to noninterest expense over fifty months using the straight line method.

On October 26, 2001, the Company acquired certain assets and assumed the deposits of a branch office of The Bank of New Hampshire located in Littleton, New Hampshire. As a result of this purchase the Company made the following entries to record this transaction:

                                             ($000 Omitted)

Cash                                      $22,481
Loans                                       2,601
Deposit assumption premium                  3,607
Equipment                                       6
Other assets                                   14
Miscellaneous expense                           1
Deposits                                               28,660
Other liabilities                                          48
Other income                                                2

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branch are included in the 2001 consolidated statements of income of the Company from the date of the transaction.

The deposit assumption premium of $3,607,000 was amortized, through December 31, 2001, to noninterest expense over fifteen years using the straight line method. For 2002 accounting, see Note 1, Recent Accounting Pronouncements, SFAS No. 147.

On August 25, 2000, the Company acquired certain assets and assumed the deposits of a branch office of The Bank of New Hampshire located in West Ossipee, New Hampshire. As a result of this purchase the Company made the following entries to record this transaction:

                                             ($000 Omitted)

Cash                                      $16,952
Loans                                       6,197
Deposit assumption premium                  4,340
Premises and equipment                        301
Other assets                                   38
Miscellaneous expense                           8
Deposits                                               27,782
Other liabilities                                          50
Other income                                                4

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branch are included in the consolidated statements of income of the Company from the date of the transaction.

The deposit assumption premium of $4,340,000 was amortized, through December 31, 2001, to noninterest expense over fifteen years using the straight line method. For 2002 accounting, see Note 1, Recent Accounting Pronouncements, SFAS No. 147.

On July 9, 1999, the Company acquired certain assets and assumed the deposits from branch offices of Vermont National Bank located in Tilton and Franklin, New Hampshire. As a result of this purchase, the Company made the following entries to record this transaction:
                                             ($000 Omitted)

Cash                                      $16,931
Deposit assumption premium                    789
Premises and equipment                        292
Other assets                                    5
Interest expense                                3
Deposits                                               18,011
Other liabilities                                           3
Other income                                                6

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branches are included in the consolidated statements of income of the Company from the date of the transaction.

The deposit assumption premium of $789,000 was amortized, through December 31, 2001, to noninterest expense over seven years using the straight line method. For 2002 accounting, see Note 1, Recent Accounting Pronouncements, SFAS No. 147.

Management reviews the carrying amount of intangible assets on an ongoing basis, taking into consideration any events and circumstances that might have diminished such amount. During 2002, the Company reviewed the carrying amount of intangible assets and determined that no impairment was required.

                          NOTE 13 STOCKHOLDERS' EQUITY

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002, the most recent notification from the FDIC categorized both banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Company's and Banks' categories. Management believes, as of December 31, 2002 and 2001, that the Company and the Banks met all capital adequacy requirements to which they are subject.


These minimum capital amounts and ratios, as well as the Company's and Banks' actual capital amounts and ratios, are presented in the following table:

                                                                                      ($000 Omitted)
                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                              Under Prompt
                                                                                        For Capital            Corrective
                                                                                          Adequacy               Action
                                                                      Actual              Purposes              Provisions
                                                               -----------------     ----------------         ---------------
                                                                 Amount    Ratio       Amount   Ratio          Amount   Ratio
                                                                 ------    -----       ------   -----         -------   -----
As of December 31, 2002
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $38,140     6.70%     $22,766  =>4.00%            N/A
  The Berlin City Bank                                           24,743     6.82       14,513  =>4.00         $18,141  =>5.00%
  The Pemigewasset National Bank of Plymouth                     15,416     7.05        8,749  =>4.00          10,936  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   53,597    12.04       35,622  =>8.00             N/A
  The Berlin City Bank                                           28,121    10.30       21,850  =>8.00          27,312 =>10.00
  The Pemigewasset National Bank of Plymouth                     16,958    10.02       13,540  =>8.00          16,925 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   38,140     8.57       17,811  =>4.00             N/A
  The Berlin City Bank                                           24,743     9.06       10,925  =>4.00          16,387  =>6.00
  The Pemigewasset National Bank of Plymouth                     15,416     9.11        6,770  =>4.00          10,155  =>6.00

As of December 31, 2001
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $35,149     6.95%     $20,231  =>4.00%            N/A
  The Berlin City Bank                                           20,250     5.94       13,644  =>4.00         $17,055  =>5.00%
  The Pemigewasset National Bank of Plymouth                     12,935     7.89        6,561  =>4.00           8,201  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   39,791    10.28       30,955  =>8.00             N/A
  The Berlin City Bank                                           23,383     8.99       20,817  =>8.00          26,021 =>10.00
  The Pemigewasset National Bank of Plymouth                     14,443    11.49       10,058  =>8.00          12,573 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   35,149     9.08       15,478  =>4.00             N/A
  The Berlin City Bank                                           20,250     7.78       10,408  =>4.00          15,615  =>6.00
  The Pemigewasset National Bank of Plymouth                     12,935    10.29        5,029  =>4.00           7,544  =>6.00

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

Under the National Bank Act, the approval of the OCC is required if dividends declared by PNB in any year exceed the net profits of that year, as defined, combined with the retained net profit for the two preceding years. At December 31, 2002 PNB could not declare a dividend to the Company without the approval of the OCC. All such requests made to the OCC during 2002 were approved.

As of December 31, 2002, BCB is restricted from declaring dividends to the Company in an amount greater than approximately $6,271,000, as such declaration would decrease capital below BCB's required minimum level of regulatory capital.

                        NOTE 14 OTHER NONINTEREST EXPENSE

The major components of other noninterest expense for the years ended December 31, are as follows:

                                                         ($000 Omitted)
                                                   2002         2001        2000
                                                 ------      -------     -------
Professional fees                                $1,096      $   886      $1,073
Stationery and supplies                             596          486         605
Telephone                                           505          283         287
Postage and shipping                                378          323         286
ATM expense                                         366          352         322
Other                                             2,652        2,316       2,037
                                                 ------      -------     -------
                                                 $5,593      $ 4,646     $ 4,610
                                                 ======      =======     =======

                         NOTE 15 FEDERAL AND STATE TAXES

The components of federal and state tax expense (benefit) for the years ended December 31, are as follows:

                                                       ($000 Omitted)
                                                   2002         2001        2000
                                                 ------      -------     -------
Current
  Federal                                        $  985       $1,319      $1,657
  State                                             327          201         187
                                                 ------       ------      ------
                                                  1,312        1,520       1,844
                                                 ------       ------      ------
Deferred
  Federal                                           207          223         210
  State                                             (12)         (35)         53
                                                 ------       ------      ------
                                                    195          188         263
                                                 ------       ------      ------

Total                                            $1,507       $1,708      $2,107
                                                 ======       ======      ======

The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred income tax asset and deferred income tax liability at December 31, are as follows:

                                                                   ($000 Omitted)
                                                                    2002       2001
                                                                  -------    -------
Deferred income tax asset
  Allowance for loan losses                                       $ 1,706    $ 1,568
  Other                                                                15         22
  Interest on nonaccrual loans                                         22         25
  Deferred origination costs                                         --           26
  Loan origination costs, net                                           8       --
  Unrealized holding loss on equities available-for-sale              285       --
  Unrealized holding losses on securities available-for-sale         --          379
  Minimum pension liability adjustment                                581       --
  Amortization of goodwill and core deposit intangible                384       --
  Deposit assumption premium                                         --          525
  Supplemental pension                                                 48         49
                                                                  -------    -------
                                                                    3,049      2,594
  Valuation allowance for equity securities                          (285)      --
                                                                  -------    -------
                                                                    2,764      2,594

Deferred income liabilities
  Loan origination costs, net                                        --           (8)
  Depreciation                                                       (728)      (562)
  Unrealized holding gain on debt securities available-for-sale      (357)      --
  Prepaid pension                                                    (221)      (247)
  Mortgage and consumer servicing rights                             (134)      (103)
                                                                  -------    -------
                                                                   (1,440)      (920)
                                                                  -------    -------
Deferred income tax asset, net                                    $ 1,324    $ 1,674
                                                                  =======    =======

The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

Total income tax expense for the years ended December 31, 2002, 2001 and 2000 differs from the "expected" federal income tax expense at the 34 percent statutory rate for the following reasons:

                                                                            2002             2001             2000
                                                                            ----             ----              ----
Expected federal income taxes                                               34.0%            34.0%             34.0%
Interest on municipal securities available-for-sale and municipal loans     (3.8)            (4.2)             (2.5)
State tax expense, net of federal benefit                                    5.1              2.0               2.4
Other                                                                        1.4             (1.2)             (0.3)
                                                                            ----             ----              ----
Effective tax rates                                                         36.7%            30.6%             33.6%
                                                                            ====             ====              ====

                            NOTE 16 EMPLOYEE BENEFITS

Pension Plan

The Company maintains a trusteed non-contributory pension plan (the "Plan") covering substantially all full-time employees. Assuming retirement at age 65 after 30 years or more of service, the benefits are computed as the sum of one percent of final average earnings up to a covered compensation limit, plus 0.65 percent of final average earnings in excess of covered compensation, times years of service, up to 30. Final average earnings are defined as the five consecutive years out of the employees last ten years of employment during which compensation is highest. The amounts contributed to the Plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. Assets of the Plan are managed by an independent asset manager and advisor and are primarily invested in common stock, US Government and Agency securities and high quality corporate bonds.

The following table sets forth information about the Plan as of December 31, and for the years then ended:

                                                                   ($000 Omitted)
                                                                    2002        2001
                                                                 -------     -------
Change in benefit obligation
--------------------------------------------------
Benefit obligation at beginning of year                          $ 3,305     $ 3,284
Service cost                                                         356         309
Interest cost                                                        246         254
Actuarial gain                                                       747         306
Effect of Economic Growth Tax Relief Reconciliation Act             --             9
Benefits paid                                                       (298)       (857)
                                                                 -------     -------
Benefit obligation at end of year                                  4,356       3,305
                                                                 -------     -------

Change in plan assets
--------------------------------------------------
Fair value of plan assets at beginning of year                     2,918       2,843
Actual return on plan assets                                        (248)        (86)
Employer contributions                                               313       1,018
Benefits paid                                                       (298)       (857)
                                                                 -------     -------
Fair value of plan assets at end of year                           2,685       2,918
                                                                 -------     -------

Funded status
--------------------------------------------------
Funded status                                                     (1,671)       (387)
Unrecognized transition asset                                         (5)        (10)
Unrecognized net actuarial loss                                    3,371       2,254
Unrecognized prior service cost                                   (1,046)     (1,130)
                                                                 -------     -------
Net amount recognized                                            $   649     $   727
                                                                 =======     =======

Amounts recognized in the consolidated statements of
  financial condition consists of:
----------------------------------------------------
Accrued benefit liability                                        $(1,707)$      --
Accumulated other comprehensive loss, before income tax effect     1,707        --
Prepaid benefit cost                                                 649         727
                                                                 -------     -------
Net amount recognized                                            $   649     $   727
                                                                 =======     =======

Weighted-average assumptions as of December 31,                     2002        2001
--------------------------------------------------               -------     -------
Discount rate                                                       6.25%       7.25%
Expected return on plan assets                                      8.50        8.50
Rate of compensation increase                                       4.00        4.50

                                                                          ($000 Omitted)
Components of net periodic benefit cost                             2002        2001        2000
--------------------------------------------------               -------     -------     -------
Service cost                                                     $   356     $   309     $   245
Interest cost                                                        246         254         230
Expected return on plan assets                                      (244)       (271)       (261)
Amortization of prior service cost                                   (84)        (85)        (85)
Recognized net actuarial loss                                        122          85          62
Recognized transition amount                                          (5)         (4)         (4)
                                                                 -------     -------     -------
Net periodic benefit cost                                        $   391     $   288     $   187
                                                                 =======     =======     =======

At December 31, 2002, the Company recorded an adjustment to comprehensive income for the unfunded pension accumulated benefit obligation in the amount of $1,126,000, net of taxes. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of investment securities has resulted in the unfunded pension accumulated benefit obligation.

401(k) Plan

The Company offers a contributory 401(k) Plan. Under the Northway Financial, Inc. 401(k) and Profit Sharing Plan (the "401K Plan") employees must have attained age 21, completed six months of service and be credited with 1,000 hours of service in order to participate. Employees of the Company, PNB and BCB are eligible to participate. Under the 401K Plan, employers match 50 percent of the first 4 percent of employee contributions. Total 401(k) matching expense in 2002, 2001 and 2000 amounted to $120,000, $113,000 and $110,000, respectively, and the Profit Sharing contribution expense was $0, $64,000 and $60,000, respectively.

STOCK-BASED COMPENSATION

The Board of Directors (the "Committee") administers the 1999 Stock Option and Grant Plan (the "1999 Plan") which is described below.

Under the 1999 Plan, the Committee may select the individuals to whom awards may from time to time be granted; determine the time or times of grant; and the extent, if any, of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, performance share awards, or any combination of the foregoing.

The 1999 Plan expires in February 2009. The aggregate number of shares of the Company's common stock which may be issued upon the exercise of options granted under the 1999 Plan is 175,000. The option price is fixed by the Committee at the time of the grant and may not be less than 100 percent of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be exercised at such times as shall be determined by the Committee at or after the grant date; provided, however, that no option may be exercised ten years after the date of grant.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model. In 2000 the weighted average dividend yield was 2.5 percent, the weighted average risk-free interest rate was 6.01 percent, the expected volatility was 23 percent and the expected life was 8 years.

A summary of the status of the Company's 1999 Plan as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                                          2002                 2001                     2000
                                                 --------------------   ------------------     --------------------
                                                             Weighted             Weighted                 Weighted
                                                              Average              Average                  Average
                                                             Exercise             Exercise                 Exercise
                                                 Shares        Price    Shares       Price     Shares        Price
                                                 ------     ---------   ------    --------     ------     ---------
Outstanding, beginning of year                   49,500        $24.91   49,500     $ 24.91     26,000        $28.00
Granted                                              --            --       --          --     28,500         22.63
Exercised                                        (5,250)        25.70       --          --         --            --
Forfeited                                        (2,250)        22.63       --          --     (5,000)        28.00
                                                -------                -------                -------
Outstanding, end of year                         42,000        $24.93   49,500     $ 24.91      49,500       $24.91
                                                =======                =======                =======

Options exercisable at year-end                  36,000                 35,250                  28,125
Per share weighted-average fair value
  of options granted during the year            $    --                $    --                $   6.55

The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

                            Options Outstanding                            Options Exercisable
                  -------------------------------------               ----------------------------
                              Weighted
                               Number          Average                  Number          Weighted
                             Outstanding     Remaining                Exercisable        Average
                  Exercise       as of      Contractual                  as of           Exercise
                    Price     12/31/02          Life                    12/31/02           Price
                  --------   -----------    -----------               -----------       ----------
                    $28.00         18,000    6.50 years                    18,000          $28.00
                     22.63         24,000    7.63 years                    18,000           22.63
                                   ------                                  ------
                    $24.93         42,000    7.15 years                    36,000          $25.32
                                   ======                                  ======

Change in Control

The Company and its subsidiaries have entered into Key Employee agreements with the Named Executive Officers as well as other Senior Officers of the Company. These agreements provide for payments, under certain circumstances, to the officer upon the officer's termination after a change in control. Payments will be made under these agreements upon the officer's termination or resignation in connection with certain specified actions adverse to the officer's employment status after a change in control. The amount of such payments ranges from 1.0 to
1.5 times such officer's annual compensation.

            NOTE 17 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance sheet credit risk at December 31, are as follows:

                                                                                                 ($000 Omitted)
                                                                                            2002             2001
                                                                                          -------          --------
Financial instrument whose contract amounts represent credit risk:
     Unadvanced portions of home equity loans                                             $14,414          $  8,754
     Unadvanced portions of lines of credit                                                10,761             9,317
     Unadvanced portions of commercial real estate loans                                    2,410               624
     Commitments to originate all other loans                                              29,608            16,862
     Commitments to originate municipal notes                                               1,000                80
     Standby letters of credit                                                                 32                83

Commitments to originate loans and municipal notes, unadvanced portions of home equity loans, lines of credit and commercial real estate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without having been drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

                   NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximates the fair value of those assets.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

FHLB and Federal Reserve Bank ("FRB") Stock: The carrying amount reported in the statements of financial condition for FHLB and FRB Stock approximates their fair value. If redeemed, the Company will receive an amount equal to the par value of the stocks.

Loans held-for-sale: The carrying amount reported in the statements of financial condition sheet approximates fair value.

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

Accrued interest receivable: The carrying value of accrued interest receivable approximates its fair value because of the short-term nature of this financial instrument.

Deposits: The fair value of demand deposits (e.g. NOW and super NOW checking, noninterest bearing checking, regular savings, money market accounts and mortgagors' escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Short-term borrowings: The carrying value of short-term borrowings approximates its fair value because of the short-term nature of these financial instruments.

Long-term debt: The fair values of long-term debt were determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Guaranteed preferred beneficial interest in junior subordinated debentures: The fair value of guaranteed preferred beneficial interest in junior subordinated debentures is based on carrying values due to the frequent repricing of these instruments.

The estimated fair values of the Company's financial instruments are as follows:

                                                                                 ($000 Omitted)
                                                                                 December 31,
                                                          ---------------------------------------------------------
                                                                         2002                           2001
                                                          ------------------------        -------------------------
                                                                         Estimated                        Estimated
                                                          Carrying         Fair            Carrying          Fair
                                                           Amount          Value             Amount         Value
                                                          -------        ---------          -------       --------
Financial assets:
  Cash and cash equivalents                              $  27,426       $  27,426        $  29,641       $  29,641
  Securities available-for-sale                             91,397          91,397           55,564          55,564
  FHLB stock                                                 4,632           4,632            4,632           4,632
  FRB stock                                                     80              80               80              80
  Loans held-for-sale                                          669             669            2,026           2,026
  Loans, net                                               437,232         440,639          395,674         401,237
  Accrued interest receivable                                2,680           2,680            2,237           2,237

Financial liabilities:
  Deposits                                                 476,194         477,907          412,840         414,631
  Short-term borrowings                                      8,251           8,251            8,155           8,155
  Long-term debt                                            46,000          49,067           48,028          48,748
  Guaranteed preferred beneficial interest
    in junior subordinated debentures                       20,000          20,000               --              --

The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions except that accrued interest receivable is included with other assets in the statements.

At December 31, 2002, all the Company's financial instruments were held for purposes other than trading.

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for some of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered. The fair value amounts presented do not represent the underlying value of the Company because fair values of certain other financial instruments, assets and liabilities have not been determined.

               NOTE 19 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

Condensed financial statements of Northway Financial, Inc. (Parent Company only) as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 follow:

STATEMENTS OF FINANCIAL CONDITION

                                                                   ($000 Omitted)
                                                                    2002        2001
                                                                 -------     -------
Assets
Cash and cash equivalents                                        $ 6,688     $   333
Investment in subsidiary, The Berlin City Bank                    32,114      27,763
Investment in subsidiary, The Pemigewasset National Bank
  of Plymouth                                                     23,634      13,612
Investment in subsidiary, Northway Capital Trust                     620        --
Equipment, net                                                     1,820         747
Due from subsidiaries                                                515         442
Other assets                                                       1,905       1,091
                                                                 -------     -------
   Total assets                                                  $67,296     $43,988
                                                                 =======     =======

Liabilities and stockholders' equity
Accrued expenses                                                 $   568     $   221
Other liabilities                                                  1,842         428
Guaranteed preferred beneficial interest in junior
  subordinated debentures issued by subsidiaries                  20,620        --
                                                                 -------     -------
    Total liabilities                                             23,030         649
                                                                 -------     -------
Stockholders' equity:
 Common stock                                                      1,732       1,732
 Additional paid-in-capital                                        2,088       2,101
 Retained earnings                                                47,523      45,955
 Treasury stock                                                   (5,711)     (5,864)
 Accumulated other comprehensive loss                             (1,366)       (585)
                                                                 -------     -------
    Total stockholders' equity                                    44,266      43,339
                                                                 -------     -------
    Total liabilities and stockholders' equity                   $67,296     $43,988
                                                                 =======     =======

STATEMENTS OF INCOME
                                                                           ($000 Omitted)
                                                                   2002        2001        2000
                                                                 -------     -------     -------
Income:
Dividends from subsidiaries                                      $ 1,520     $ 3,925     $ 2,450
Interest income                                                      104          24          22
Management fee income from subsidiaries                            6,710       5,337       5,252
Other                                                                 20        --          --
                                                                 -------     -------     -------
                                                                   8,354       9,286       7,724
                                                                 -------     -------     -------
Expense:
Interest expense                                                     665          10           7
Salaries and employee benefits                                     3,848       3,430       3,507
Office occupancy and equipment expense                               905         664         552
Professional fees                                                    683         587         628
Other                                                              1,415         755         735
                                                                 -------     -------     -------
                                                                   7,516       5,446       5,429
                                                                 -------     -------     -------
Income before income tax benefit and
  equity in undistributed net income of subsidiaries                 838       3,840       2,295
Income tax benefit                                                  (232)        (29)        (53)
                                                                 -------     -------     -------
Income before equity in undistributed net
  income of subsidiaries                                           1,070       3,869       2,348
Equity in undistributed net income of subsidiaries                 1,528           4       1,811
                                                                 -------     -------     -------
  Net income                                                     $ 2,598     $ 3,873     $ 4,159
                                                                 =======     =======     =======

STATEMENTS OF CASH FLOWS
                                                                          ($000 Omitted)
                                                                    2002        2001        2000
                                                                 -------     -------     -------
Cash flows from operating activities:
 Net income                                                      $ 2,598     $ 3,873     $ 4,159
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                     289         132          35
   (Increase) decrease in amount due from subsidiaries               (73)          6        (448)
   Increase in other assets                                         (493)       (400)       (332)
   Increase (decrease) in accrued expenses and other liabilities     314        (195)        293
   Loss on sale of assets                                           --          --            18
   Undistributed net income of subsidiaries                       (1,528)         (4)     (1,811)
                                                                 -------     -------     -------
     Net cash provided by operating activities                     1,107       3,412       1,914
                                                                 -------     -------     -------
Cash flows from investing activities:
  Capital contributions to subsidiaries:
    The Berlin City Bank                                          (3,000)       --          --
    Pemigewasset National Bank                                    (9,500)       --          --
  Additions to premises and equipment                             (1,362)       (447)       (469)
                                                                 -------     -------     -------
     Net cash used in investing activities                       (13,862)       (447)       (469)
                                                                 -------     -------     -------
Cash flows from financing activities:
   Proceeds from issuance of guaranteed preferred
     beneficial interest in junior subordinated debentures
     by subsidiaries                                              20,000       1,855       1,565
   Repayments of advances from subsidiaries                         --        (2,535)       (885)
   Exercise of stock options                                         140        --          --
   Purchases of treasury stock                                      --        (1,156)     (1,310)
   Dividends paid                                                 (1,030)     (1,028)       (955)
                                                                 -------     -------     -------
     Net cash provided by (used in) financing activities          19,110      (2,864)     (1,585)
                                                                 -------     -------     -------
Net increase (decrease) in cash and cash equivalents               6,355         101        (140)
Cash and cash equivalents at beginning of year                       333         232         372
                                                                 -------     -------     -------
Cash and cash equivalents at end of year                         $ 6,688     $   333     $   232
                                                                 =======     =======     =======

                                     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2002 and 2001 follows:
                                                                                 ($000 Omitted, except earnings per share)
                                                                                               2002 Quarters Ended
                                                                                 -----------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------
Interest and dividend income                                                    $ 7,854     $ 7,752     $ 7,778     $ 8,098
Interest expense                                                                  2,535       2,318       2,474       2,491
                                                                                -------     -------     -------     -------
  Net interest and dividend income                                                5,319       5,434       5,304       5,607
Provision for loan losses                                                           225         225         225         225
Noninterest income                                                                  952         752         867         805
Noninterest expense                                                               4,329       4,560       5,662       5,484
                                                                                -------     -------     -------     -------
  Income before taxes                                                             1,717       1,401         284         703
Income tax expense                                                                  598         479         109         321
                                                                                -------     -------     -------     -------
  Net income                                                                    $ 1,119     $   922     $   175     $   382
                                                                                =======     =======     =======     =======

Basic earnings per common share                                                 $  0.74     $  0.60     $  0.12     $  0.25
                                                                                =======     =======     =======     =======
Earnings per common share assuming dilution                                     $  0.74     $  0.60     $  0.12     $  0.25
                                                                                =======     =======     =======     =======

                                                                                                2001 Quarters
                                                                                 -----------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------

Interest and dividend income                                                    $ 9,182     $ 8,773     $ 8,718     $ 8,341
Interest expense                                                                  4,081       3,711       3,439       3,062
                                                                                -------     -------     -------     -------
  Net interest and dividend income                                                5,101       5,062       5,279       5,279
Provision for loan losses                                                           225         225         225         225
Noninterest income                                                                  605         794         800         710
Noninterest expense                                                               4,041       4,282       4,285       4,541
                                                                                -------     -------     -------     -------
  Income before taxes                                                             1,440       1,349       1,569       1,223
Income tax expense                                                                  438         413         470         387
                                                                                -------     -------     -------     -------
  Net income                                                                    $ 1,002     $   936     $ 1,099     $   836
                                                                                =======     =======     =======     =======
Basic earnings per common share                                                 $  0.65     $  0.62     $  0.72     $  0.56
                                                                                =======     =======     =======     =======
Earnings per common share assuming dilution                                     $  0.65     $  0.62     $  0.72     $  0.55
                                                                                =======     =======     =======     =======

                          INDEPENDENT AUDITORS' REPORT


Shatswell, MacLeod & Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

We have audited the accompanying consolidated statements of financial condition of Northway Financial, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Shatswell, MacLeod & Company, P.C.

West Peabody, Massachusetts

January 23, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be delivered in connection with its 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be delivered in connection with its 2003 Annual Meeting of Stockholders, provided however, that the "Report of the Human Resources and Compensation Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in the Company's definitive proxy statement to be delivered in connection with its 2003 Annual Meeting of Stockholders.

The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

                                         Equity Compensation Plan Information
                                                                                          Number of securities
                                         Number of securities                             remaining available
                                         To be issued             Weighted-average        for future issuance under
                                         Upon exercise of         exercise price of       equity compensation plans
                                         Outstanding options,     outstanding options,    (excluding securities
Plan category                            warrants and rights      warrants and rights     reflected in column (a))
-------------                            ---------------------    --------------------    -------------------------
                                                 (a)                      (b)                      (c)
Equity compensation
  plans approved by
  security holders                                      42,000    $              24.93                      127,750
Equity compensation
  plans not approved
  by security holders                                       --                      --                           --
                                         ---------------------    --------------------     ------------------------
         Total                                          42,000    $              24.93                      127,750
                                         =====================    ====================     ========================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be delivered in connection with its 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are incorporated by reference from
        Item 8 hereof:

           Auditor's Independent Report

           Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

           Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements


    (2) Financial Statement Schedules:

           None

    (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

(b) The Company filed no Reports on Form 8-K during the quarter ended December
           31, 2002.

(c) See Item 15(a)(3) above

(d) See Item 8 of this Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHWAY FINANCIAL, INC.

     March 25, 2003                 BY: /S/William J. Woodward
                                        ---------------------------------------
                                        William J. Woodward
                                        Chairman of the Board, President & Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date


/S/William J. Woodward          Chairman of the Board, President  March 25, 2003
---------------------------     President and CEO (Principal
William J. Woodward              Executive Officer)



/S/Richard P. Orsillo           Senior Vice President and         March 25, 2003
---------------------------     Chief Financial Officer
Richard P. Orsillo              (PrincipalFinancial and
                                Accounting Officer)

/S/Fletcher W. Adams            Vice Chairman of the Board        March 25, 2003
---------------------------
Fletcher W. Adams


/S/John D. Morris               Director                          March 25, 2003
---------------------------
John D. Morris


/S/John H. Noyes                Director                          March 25, 2003
---------------------------
John H. Noyes


/S/Barry J. Kelley              Director                          March 25, 2003
---------------------------
Barry J. Kelley


/S/Randall G. Labnon            Director                          March 25, 2003
---------------------------
Randall G. Labnon


/S/Stephen G. Boucher           Director                          March 25, 2003
---------------------------
Stephen G. Boucher


/S/Brien L. Ward                Director                          March 25, 2003
---------------------------
Brien L. Ward


 /S/Charles H. Clifford, Jr     Director                          March 25, 2003
---------------------------
Charles H. Clifford, Jr.


/S/Arnold P. Hanson, Jr.        Director                          March 25, 2003
---------------------------
Arnold P. Hanson, Jr.


/S/Frederick C. Anderson        Director                          March 25, 2003
---------------------------
Frederick C. Anderson

                                 CERTIFICATIONS

I, William J. Woodward, certify that:

    1. I have reviewed this annual report on Form 10-K of Northway Financial, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 25, 2003                       /S/William J. Woodward
      ------------------                   -------------------------------
                                              William J. Woodward
                                              Chairman of the Board, President
                                              and Chief Executive Officer

I, Richard P. Orsillo, certify that:

    1. I have reviewed this annual report on Form 10-K of Northway Financial, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 25, 2003                        /S/Richard P. Orsillo
    ------------------                      ------------------------------------
                                               Richard P. Orsillo
                                               Senior Vice President and
                                               Chief Financial Officer

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

     23     Consent of Shatswell, MacLeod & Company, P.C. (1)

(1)  Filed herewith.
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.