Form 10-Q
period 2003-03-31
NORTHWAY FINANCIAL INC
filed 2003-05-14
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended March 31, 2003

    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ___________________   to ____________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 30, 2003, there were 1,506,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.
         Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2003 and 2002 (Unaudited)............................3

         Condensed Consolidated Balance Sheets at March 31, 2003 (Unaudited)
         and December 31, 2002................................................4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2003 and 2002 (Unaudited)............................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....6

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk..........12

Item 4.
         Controls and Procedures.............................................12

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

Certifications...............................................................15

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months
                                                             Ended Mar. 31,

(Dollars in thousands, except per share data)              2003          2002
-----------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                     $7,059     $7,104
  Interest on debt securities:
      Taxable                                                  798        581
      Tax-exempt                                                77         64
  Dividends                                                     54         58
  Federal funds sold                                            10         47
  Interest bearing deposits                                      1          -
                                                           ------------------
      Total interest and dividend income                     7,999      7,854
                                                           ------------------

Interest expense:
  Deposits                                                   1,268      1,850
  Borrowed funds                                               666        685
  Guaranteed preferred beneficial interest in junior
       subordinated debentures                                 257          -
                                                           ------------------
       Total interest expense                                2,191      2,535
                                                           ------------------

       Net interest and dividend income                      5,808      5,319
Provision for loan losses                                      225        225
                                                           ------------------
       Net interest and dividend income after
           provision for loan losses                         5,583      5,094
                                                           ------------------


Noninterest income:
  Service charges and fees on deposit accounts                 398        309
  Securities gains, net                                        198        246
  Loan servicing income                                         81        119
  Other                                                        365        278
                                                           ------------------
        Total noninterest income                             1,042        952
                                                           ------------------

Noninterest expense:
  Salaries and employee benefits                             2,699      2,380
  Office occupancy and equipment                               935        763
  Amortization of core deposit intangible                      238        104
  Write-down of equity securities                               78          -
  Other                                                      1,397      1,082
                                                           ------------------
      Total noninterest expense                              5,347      4,329
                                                           ------------------

      Income before income tax expense                       1,278      1,717
Income tax expense                                             467        598
                                                           ------------------

      Net income                                           $   811     $1,119
                                                           ==================

        Comprehensive net income                           $ 1,068     $  750
                                                           ==================

Per share data:
     Earnings per common share                             $  0.54     $ 0.74
     Earnings per common share (assuming dilution)         $  0.54     $ 0.74
     Cash dividends declared                               $  0.17     $ 0.17
Weighted average number of common shares                 1,509,907  1,511,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NORTHWAY FINANCIAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                           Mar. 31,                   Dec. 31,
(Dollars in thousands)                                                       2003                       2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                      $ 17,672                   $ 17,256
Federal funds sold                                                                -                     10,170
Securities available-for-sale                                                77,581                     91,397
Federal Home Loan Bank stock                                                  4,632                      4,632
Federal Reserve Bank stock                                                      365                         80
Loans held-for-sale                                                           1,547                        669

Loans, net before allowance for loan losses                                 458,578                    442,152
   Less: allowance for loan losses                                            4,983                      4,920
                                                                           -----------------------------------
   Loans, net                                                               453,595                    437,232
                                                                           -----------------------------------

Other real estate owned                                                         186                        175
Premises and equipment, net                                                  12,211                     12,503
Core deposit intangible                                                       4,618                      4,857
Goodwill                                                                     10,152                     10,152
Other assets                                                                  7,463                      9,195
                                                                           -----------------------------------
      Total assets                                                         $590,022                   $598,318
                                                                           ===================================

Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                               $387,965                   $404,435
   Noninterest bearing deposits                                              68,922                     71,759
   Securities sold under agreements to repurchase                             8,067                      8,251
   Federal funds purchased                                                      575                          -
   Long-term Federal Home Loan Bank advances                                 56,000                     46,000
   Other liabilities                                                          3,708                      3,607
                                                                           -----------------------------------
      Total liabilities                                                     525,237                    534,052
                                                                           -----------------------------------

Guaranteed preferred beneficial interest in junior
  subordinated debentures                                                    20,000                     20,000
                                                                           -----------------------------------

Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued                                                      -                          -
   Common stock, $1 par value; 9,000,000 shares
     authorized; 1,731,969 issued at March 31, 2003 and
     December 31, 2002 and 1,506,574 outstanding at March
     31, 2003 and 1,516,574 outstanding at December 31, 2002                  1,732                      1,732
   Surplus                                                                    2,088                      2,088
   Retained earnings                                                         48,077                     47,523
   Treasury stock, at cost (225,395 and 215,395 shares, respectively)        (6,003)                    (5,711)
   Accumulated other comprehensive loss, net of tax                          (1,109)                    (1,366)
                                                                           -----------------------------------
      Total stockholders' equity                                             44,785                     44,266
                                                                           -----------------------------------
      Total liabilities and stockholders' equity                           $590,022                   $598,318
                                                                           ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       NORTHWAY FINANCIAL, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                                         For the Three Months
                                                                                            Ended Mar. 31,
(Dollars in thousands)                                                                      2003       2002
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                          $   811    $ 1,119
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                               225        225
     Depreciation and amortization                                                           608        395
     Deferred income tax expense                                                               -        187
     Write-down of equity securities                                                          78          -
     Gains on sales of securities available-for-sale, net                                   (198)      (246)
     Loss on disposal and write-down of premises and equipment                                 2          -
     Amortization of premiums and accretion of discounts on securities, net                  131         56
     Increase in unearned income, net                                                         20         12
     Amortization of discount on loans acquired                                               27          -
     Gain on sales of other real estate owned and other personal property, net                 -         (4)
     Net decrease (increase) in loans held-for-sale                                         (878)     1,104
     Net change in other assets and other liabilities                                      1,725      3,671
                                                                                         -------    -------
        Net cash provided by operating activities                                          2,551      6,519
                                                                                         -------    -------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                  3,169      5,880
     Proceeds from maturities of securities available-for-sale                            19,385      5,684
     Purchase of securities available-for-sale                                            (8,626)   (11,766)
     Loan originations and principal collections, net                                    (16,903)     4,100
     Recoveries of previously charged-off loans                                               44         59
     Proceeds from sales of and payments received on other real estate owned                  10         26
     Proceeds from sales of and payments received on other personal property                 160        161
     Additions to premises and equipment                                                     (79)      (226)
                                                                                         -------    -------
        Net cash provided by (used in) investing activities                               (2,840)     3,918
                                                                                         -------    -------
Cash flows from financing activities:
     Net decrease in deposits                                                            (19,307)   (18,074)
     Advances from FHLB                                                                   10,000          -
     Net increase in federal funds purchased                                                 575          -
     Net decrease in securities sold under agreements to repurchase                         (184)      (222)
     Exercise of stock options                                                                 -         41
     Purchases of treasury stock                                                            (292)         -
     Cash dividends paid                                                                    (257)      (256)
                                                                                         -------    -------
        Net cash used by financing activities                                             (9,465)   (18,511)
                                                                                         -------    -------
Net decrease in cash and cash equivalents                                                 (9,754)    (8,074)
     Cash and cash equivalents at beginning of period                                     27,426     29,641
                                                                                         -------    -------
     Cash and cash equivalents at end of period                                          $17,672    $21,567
                                                                                         =======    =======
Supplemental disclosure of cash flows:
     Interest paid                                                                       $ 2,142    $ 2,761
                                                                                         =======    =======
     Taxes paid                                                                          $    60    $    70
                                                                                         =======    =======
     Loans transferred to other real estate owned                                        $    21    $     -
                                                                                         =======    =======
     Loans transferred to other personal property                                        $   202    $   132
                                                                                         =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

        The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2.      Stock-Based Compensation

        As of March 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of the Auditing Practice Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial

Accounts Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                  ($000 Omitted, except per share data)
                                                                                                 Three Months
                                                                                                Ended Mar. 31,
                                                                                             2003         2002

Net income                                                       As reported                 $  811       $1,119
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                             10           10
                                                                                            -------       ------
                                                                 Pro forma                  $   801       $1,109
                                                                                            =======       ======

Earnings per common share                                        As reported                  $0.54        $0.74
                                                                 Pro forma                    $0.53        $0.73

Earnings per common share (assuming dilution)                    As reported                  $0.54        $0.74
                                                                 Pro forma                    $0.53        $0.73

3.       Impact of New Accounting Standards.

        SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement, which for the Company, was January 1, 2002. The effect of the adoption of SFAS No. 142 on the Company's consolidated financial statements is described below.

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

      Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted.

      In accordance with paragraph 9 of SFAS No. 147, the Company has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisitions. This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $5,386,000, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the three-months ended March 31, 2002 do not reflect amortization in the amount of $60,000 that would have been recorded if SFAS No. 147 had not been issued.

      In accordance with SFAS No. 147 the Company tested its reclassified goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its goodwill as of those dates was not impaired.

      Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible ("CDI") asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill. As of December 31, 2002, the Company tested its CDI asset for impairment and determined that as of that date it was not impaired.

         The effect of the Company's adoption of SFAS No. 147 was to increase net income for the three-month period ended March 31, 2002 by $36,000.

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

Forward-Looking Statements


         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations, including in new markets, and acquisitions, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2002, as well as in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this report, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

         The Company's total assets at March 31, 2003 were $590,022,000 compared to $598,318,000 at December 31, 2002, a decrease of $8,296,000. Cash and cash equivalents decreased $9,754,000 to $17,672,000, compared to $27,426,000 at December 31, 2002, due primarily to a decrease in federal funds sold. In addition, securities available-for-sale decreased $13,816,000 to $77,581,000 due primarily to lower US Government Agency and mortgage-backed security balances partially offset by corporate and municipal security purchases. The decrease in federal funds sold and securities available for sale was partially offset by the increase in net loans, including loans held-for-sale, of $17,241,000 to $455,142,000. The increase in net loans was due to increases in residential mortgage loans, commercial and commercial real estate loans and indirect installment loans, partially offset by a decrease in consumer loans.

         Deposits decreased $19,307,000 from December 31, 2002 due to a decrease in all deposit balances. Long-term Federal Home Loan Bank advances increased $10,000,000 to $56,000,000 from December 31, 2002 due to three new advances during the quarter ranging in term from two years to three years and an average interest rate of 2.53%. Total stockholders' equity increased $519,000 from $44,266,000 at December 31, 2002 to $44,785,000 at March 31, 2003 due primarily to an increase in net income of $811,000 and a decrease in accumulated other comprehensive loss of $257,000 which was partially offset by dividends paid of $257,000 and an increase in treasury stock of $292,000. At March 31, 2003, unrealized equity security losses of $759,000 are included in accumulated other comprehensive loss, net of tax. Management does not consider the underlying equity securities to be other than temporarily impaired.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At March 31, 2003 the allowance for loan losses was $4,983,000, or 1.09% of total loans, compared to $4,920,000, or 1.11% of total loans at December 31, 2002. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three-month periods ended March 31, 2003 and 2002 is as follows:

                                                      Three Months
                                                      Ended Mar. 31,
(Dollars in thousands)                               2003       2002
----------------------------------------------------------------------

Balance at beginning of period                      $4,920      $4,642
                                                    ------------------
Charge-offs                                           (206)       (214)
Recoveries                                              44          59
                                                    ------------------
Net charge-offs                                       (162)       (155)
 Provision for loan losses                             225         225
                                                    ------------------
Balance at end of period                            $4,983      $4,712
                                                    ==================

         Nonperforming loans totaled $4,018,000 as of March 31, 2003, compared to $3,619,000 at December 31, 2002. The ratio of nonperforming loans to loans net of unearned income was 0.88% as of March 31, 2003 compared to 0.82% at December 31, 2002. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $4,341,000 as of March 31, 2003, compared to $3,892,000 at December 31, 2002. The ratio of nonperforming assets to total assets was 0.74% as of March 31, 2003 compared to 0.65% at December 31, 2002.

Results of Operations

         The Company reported net income of $811,000, or $0.54 per common share, for the three months ended March 31, 2003, compared to $1,119,000, or $0.74 per common share, for the three months ended March 31, 2002. The decline in net income for the quarter is due primarily to an increase in operating expenses related to the 2002 fourth quarter branch acquisitions, staff additions to support current loan demand, and the implementation of bank-wide reengineering and new technology initiatives.

         Net interest and dividend income for the first quarter of 2003 increased $489,000 to $5,808,000 compared to $5,319,000 for the first quarter of 2002. This is due primarily to an increase in average earning assets of $73,660,000 partially offset by a decrease in the net interest margin of 0.26%.

         The provision for loan losses for the first quarter of 2003 remained unchanged at $225,000 compared to the first quarter of last year.

         Noninterest income for the first quarter of 2003 increased $90,000 to $1,042,000 compared to $952,000 for the same period last year. Service charges and fees on deposit accounts increased due to increases in overdraft fee income and service charge income resulting from the branch acquisitions in the fourth quarter 2002 as well as increases in income from existing branches. The Company recorded net securities gains for the first quarter of 2003 of $198,000 compared to $246,000 for the same period last year. Loan servicing income decreased $38,000 to $81,000 for the first quarter 2003 compared to $119,000 for the same period last year. Other noninterest income increased due primarily to increases in gains on sales of loans partially offset by a decrease in loan extension fees associated with our skip-a-payment program.

         Noninterest expense increased $1,018,000 to $5,347,000 for the first quarter of 2003 compared to $4,329,000 for the same period last year. During the quarter, the Company recorded a $78,000 write-down of equity securities. This write-down was due to the continued sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors whereby the Company determined, through evaluations described below, that the market values of certain of its marketable equity securities were other than temporarily impaired. If a decline in the fair value below the adjusted cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included in noninterest expense.

         As a result of the branch acquisitions in the fourth quarter of 2002, the Company recognized increases in salaries, lease expense, energy expense and the amortization of core deposit intangibles. In addition, due to staff additions to support current loan demand and the implementation of bank-wide reengineering and new technology initiatives, the Company recognized increases in salaries, professional fees, and depreciation expense.


Income Tax Expense

         The Company recognized income tax expense of $467,000 and $598,000 for the three- month periods ended March 31, 2003 and 2002, respectively. The effective tax rates were 36.5% and 34.8% for those respective periods.


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

      Additionally, Northway Financial, Inc. requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for Northway Financial, Inc. are dividends from its subsidiary banks.

         Management believes that the Company's current level of liquidity and funds available from outside sources is sufficient to meet the Company's needs.

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 8.47% and 11.81%, respectively, at March 31, 2003. The Company's Tier 1 leverage ratio at March 31, 2003 was 6.80%. As of March 31, 2003, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Since December 31, 2002, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 11 through 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
Item 4. Controls and Procedures

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

         10.7 Form of Key Employee Agreement (incorporated by reference to
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended 1999).

         10.8 Form of Collateral Assignment Split Dollar Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended 2000).

         11   Computation of per share earnings(1)

(1)  Filed herewith.

         (b) Current Report on Form 8-K - None

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORTHWAY FINANCIAL, INC.

         May 9, 2003                  BY:/S/William J. Woodward
                                         ------------------------
                                      William J. Woodward
                                       President & CEO
                                      (Principal Executive Officer)

         May 9, 2003                  BY:/S/Richard P. Orsillo
                                         ------------------------
                                      Richard P. Orsillo
                                      Senior Vice President & CFO
                                      (Principal Financial and Accounting
                                      Officer)

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

     Date  May 9, 2003                /S/ William J. Woodward
         ------------------           ------------------------------------
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

     Date  May 9, 2003              /S/ Richard P. Orsillo
         ------------------         ---------------------------
                                       Richard P. Orsillo
                                       Chief Financial Officer

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

     10.7 Form of Key Employee Agreement (incorporated by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the year ended
          1999).

     10.8 Form of Collateral Assignment Split Dollar Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended 2000).

     11   Computation of per share earnings(1)

(1)  Filed herewith.