Form 10-Q
period 2003-06-30
NORTHWAY FINANCIAL INC
filed 2003-08-08
CIK 1041753

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended June 30, 2003

    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________  to ____________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At July 18, 2003, there were 1,504,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1.
        Condensed Consolidated Financial Statements

        Condensed Consolidated Statements of Income for the Three Months
        and Six Months Ended June 30, 2003 and 2002 (Unaudited).............   3

        Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited)
        and December 31, 2002...............................................   4

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2003 and 2002 (Unaudited)............................   5

        Notes to Condensed Consolidated Financial Statements (Unaudited)....   6

Item 2.
        Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   9

Item 3.
        Quantitative and Qualitative Disclosures about Market Risk..........  12

Item 4.
        Controls and Procedures.............................................  13

PART II. OTHER INFORMATION

Item 1.
        Legal Proceedings...................................................  14

Item 2.
        Changes in Securities...............................................  14

Item 3.
        Defaults Upon Senior Securities.....................................  14

Item 4.
        Submission of Matters to a Vote of Security Holders.................  14

Item 5.
        Other Information...................................................  14

Item 6.
        Exhibits and Reports on Form 8-K....................................  14

Signatures..................................................................  15

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                    Three Months             Six Months
                                                                    Ended June 30,           Ended June 30,

(Dollars in thousands, except per share data)                       2003      2002             2003        2002
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                              $7,215      $6,885      $14,274    $13,989
                                                                     ------------------      ------------------
  Interest on debt securities:
    Taxable                                                             803         712        1,601      1,293
    Tax-exempt                                                          101          79          178        143
  Dividends                                                              66          63          120        121
  Federal funds sold                                                     18          13           28         60
  Interest bearing deposits                                               -          -             1          -
                                                                     ------------------      ------------------
    Total interest and dividend income                                8,203       7,752       16,202     15,606
                                                                     ------------------      ------------------
Interest expense:
  Deposits                                                            1,162       1,569        2,430      3,419
  Borrowed funds                                                        796         653        1,462      1,338
  Guaranteed preferred beneficial interest in junior
    subordinated debentures                                             252          96          509         96
                                                                     ------------------      ------------------
      Total interest expense                                          2,210       2,318        4,401      4,853
                                                                     ------------------      ------------------
      Net interest and dividend income                                5,993       5,434       11,801     10,753
Provision for loan losses                                               220         225          445        450
                                                                     ------------------      ------------------
      Net interest and dividend income after
        provision for loan losses                                     5,773       5,209       11,356     10,303
                                                                     ------------------      ------------------
Noninterest income:
  Service charges and fees on deposit accounts                          432         367          830        676
  Securities gains, net                                                  39          28          237        274
  Loan servicing income                                                  59          74          140        193
  Other                                                                 449         283          814        561
                                                                     ------------------      ------------------
      Total noninterest income                                          979         752        2,021      1,704
                                                                     ------------------      ------------------
Noninterest expense:
  Salaries and employee benefits                                      2,770       2,432        5,469      4,812
  Office occupancy and equipment                                        938         765        1,873      1,528
  Amortization of core deposit intangible                               239          78          477        182
  Write-down of equity securities                                        41           -          119          -
  Other                                                               1,476       1,285        2,873      2,367
                                                                     ------------------      ------------------
Total noninterest expense                                             5,464       4,560       10,811      8,889
                                                                     ------------------      ------------------
    Income before income tax expense                                  1,288       1,401        2,566      3,118
Income tax expense                                                      464         479          931      1,077
                                                                     ------------------      ------------------
      Net income                                                     $  824      $  922      $ 1,635    $ 2,041
                                                                     ==================      ==================
        Comprehensive net income                                     $2,466      $  961      $ 3,534    $ 1,711
                                                                     ==================      ==================
Per share data:
     Earnings per common share                                       $ 0.55      $ 0.61      $  1.09    $  1.35
     Earnings per common share (assuming dilution)                   $ 0.54      $ 0.61      $  1.08    $  1.35
     Cash dividends declared                                         $ 0.17      $ 0.17      $  0.34    $  0.34
Weighted average number of common shares                          1,505,695   1,515,797    1,507,789  1,513,622


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,             Dec. 31,
(Dollars in thousands)                                                             2003                 2002
--------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                           $  21,944            $  17,256
Federal funds sold                                                                 11,905               10,170
Securities available-for-sale                                                      79,846               91,397
Federal Home Loan Bank stock                                                        4,705                4,632
Federal Reserve Bank stock                                                            365                   80
Loans held-for-sale                                                                 1,133                  669

Loans, net before allowance for loan losses                                       460,004              442,152
   Less: allowance for loan losses                                                  4,994                4,920
                                                                                ------------------------------
   Loans, net                                                                     455,010              437,232
                                                                                ------------------------------

Other real estate owned                                                               211                  175
Premises and equipment, net                                                        12,059               12,503
Core deposit intangible                                                             4,380                4,857
Goodwill                                                                           10,152               10,152
Due from broker                                                                     2,170                    -
Other assets                                                                        6,994                9,195
                                                                                ------------------------------
      Total assets                                                              $ 610,874            $ 598,318
                                                                                ==============================

Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                                    $ 395,969            $ 404,435
   Noninterest bearing deposits                                                    70,269               71,759
   Securities sold under agreements to repurchase                                   7,028                8,251
   Long-term Federal Home Loan Bank advances                                       67,000               46,000
   Other liabilities                                                                3,672                3,607
                                                                                ------------------------------
      Total liabilities                                                           543,938              534,052
                                                                                ------------------------------

Guaranteed preferred beneficial interest in junior
  subordinated debentures                                                          20,000               20,000
                                                                                ------------------------------

Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued           -                    -
   Common stock, $1 par value; 9,000,000 shares authorized; 1,731,969 issued at June 30, 2003 and December 31, 2002 and 1,504,574 outstanding
     at June 30, 2003 and 1,516,574 outstanding at December 31, 2002                1,732                1,732
   Surplus                                                                          2,088                2,088
   Retained earnings                                                               48,645               47,523
   Treasury stock, at cost (227,395 and 215,395 shares, respectively)              (6,062)              (5,711)
   Accumulated other comprehensive gain (loss), net of tax                            533               (1,366)
                                                                                ------------------------------
      Total stockholders' equity                                                   46,936               44,266
                                                                                ------------------------------
      Total liabilities and stockholders' equity                                $ 610,874            $ 598,318
                                                                                ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                               For the Six Months
                                                                                                 Ended June 30,
(Dollars in thousands)                                                                           2003       2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $  1,635   $  2,041
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                    445        450
  Depreciation and amortization                                                              1,195        743
  Deferred income tax expense                                                                    -        187
  Write-down of equity securities                                                              119          -
  Gains on sales of securities available-for-sale, net                                        (237)      (274)
  Loss on disposal and write-down of premises and equipment                                      6         42
  Amortization of premiums and accretion of discounts on securities, net                       265        102
  Increase in unearned income, net                                                              23         17
  Amortization of discount on loans acquired                                                    53          -
  Loss (gain) on sales of other real estate owned and other personal property, net               2         (4)
  Net decrease (increase) in loans held-for-sale                                              (464)       627
  Net change in other assets and other liabilities                                           1,218       (677)
                                                                                           ------------------
    Net cash provided by operating activities                                                4,260      3,254
                                                                                           ------------------
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale                                       4,128      6,908
  Proceeds from maturities of securities available-for-sale                                 36,297      9,154
  Purchase of securities available-for-sale                                                (28,604)   (20,970)
  Loan originations and principal collections, net                                         (18,877)      (373)
  Recoveries of previously charged-off loans                                                    93        104
  Proceeds from sales of and payments received on other real estate owned                       10         26
  Proceeds from sales of and payments received on other personal property                      439        246
  Additions to premises and equipment                                                         (280)    (1,114)
                                                                                           ------------------
    Net cash used in investing activities                                                   (6,794)    (6,019)
                                                                                           ------------------
Cash flows from financing activities:
  Net decrease in deposits                                                                  (9,956)    (7,980)
  Advances from FHLB                                                                        28,000      1,000
  Repayment of FHLB advances                                                                (7,000)    (3,028)
  Net decrease in securities sold under agreements to repurchase                            (1,223)      (715)
  Exercise of stock options                                                                      -        128
  Purchases of treasury stock                                                                 (351)         -
  Issuance of guaranteed preferred beneficial interest in junior subordinated debentures         -      7,000
  Cash dividends paid                                                                         (513)      (515)
                                                                                           ------------------
    Net cash provided by (used in) financing activities                                      8,957     (4,110)
                                                                                           ------------------
Net increase (decrease) in cash and cash equivalents                                         6,423     (6,875)
  Cash and cash equivalents at beginning of period                                          27,426     29,641
                                                                                           ------------------
  Cash and cash equivalents at end of period                                               $33,849    $22,766
                                                                                           ==================
Supplemental disclosure of cash flows:
  Interest paid                                                                            $ 4,504    $ 5,078
                                                                                           =======    =======
  Taxes paid                                                                               $   945    $ 1,016
                                                                                           =======    =======
  Loans transferred to other real estate owned                                             $    46    $    25
                                                                                           =======    =======
  Loans transferred to other personal property                                             $   439    $   244
                                                                                           =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

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

        The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2. Stock-Based Compensation

        As of June 30, 2003, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of the Auditing Practice Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                     ($000 Omitted, except per share data)
                                                                                      Three Months             Six Months
                                                                                     Ended June 30,         Ended June 30,
                                                                                    2003     2002          2003       2002
                                                                                 ------------------     -------------------
Net income                                                       As reported        $  824    $   922     $1,635     $2,041
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                    10         10         20         20
                                                                                 ---------  ---------   --------    --------
                                                                 Pro forma         $   814    $   912     $1,615     $2,021
                                                                                   =======    =======     ======     ======

Earnings per common share                                        As reported         $0.55      $0.61      $1.09      $1.35
                                                                 Pro forma           $0.54      $0.60      $1.07      $1.34

Earnings per common share (assuming dilution)                    As reported         $0.55      $0.61      $1.08      $1.35
                                                                 Pro forma           $0.54      $0.60      $1.06      $1.34

3. Impact of New Accounting Standards.

        SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement, which for the Company was January 1, 2002. The effect of the adoption of SFAS No. 142 on the Company's consolidated financial statements is described below.

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

         In accordance with paragraph 9 of SFAS No. 147, the Company has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisitions. This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $5,386,000, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the three- and six-months ended June 30, 2002 do not reflect amortization in the amount of $86,000 and $146,000, respectively, that would have been recorded if SFAS No. 147 had not been issued.

         In accordance with SFAS No. 147 the Company tested its reclassified goodwill for impairment as of January 1, 2002 and December 31, 2002. The Company determined that its goodwill as of those dates was not impaired.

         Also in accordance with paragraph 9 of SFAS No. 147, as of September 30, 2002, the Company reclassified its core deposit intangible ("CDI") asset and accounted for it as an asset apart from the unidentifiable intangible asset and not as goodwill. CDI is amortized over the expected life of the acquired deposits and is tested annually for impairment. As of December 31, 2002, the Company tested its CDI asset for impairment and determined that as of that date it was not impaired.

         The effect of the Company's adoption of SFAS No. 147 was to increase net income for the three- and six-month periods ended June 30, 2002 by $53,000 and $89,000, respectively.

         In May 2003, FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will require the Company to reclassify on its balance sheet the line item "Guaranteed preferred beneficial interest in junior subordinated debentures" in the amount of $20,000,000. At present, this line item is presented between the liabilities section and the equity section of the Company's balance sheet. SFAS No. 150, which is effective for the Company for the quarter ending September 30, 2003, will require that the line item be reclassified as a liability. FASB expects to require additional disclosures in connection with SFAS No. 150 but the disclosure requirements are not yet finalized.

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

Forward-Looking Statements

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations, including in new markets, and acquisitions, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2002, and in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this report, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

         The Company's total assets at June 30, 2003 were $610,874,000 compared to $598,318,000 at December 31, 2002, an increase of $12,556,000. Net loans, including loans held-for-sale, increased $18,242,000 to $456,143,000. The increase in net loans was due to increases in all loan categories. Cash and cash equivalents increased $6,423,000 to $33,849,000, compared to $27,426,000 at December 31, 2002, due primarily to an increase in both cash and Federal Reserve Bank uncollected funds. This was partially offset by a decrease in securities available-for-sale of $11,551,000 to $79,846,000 due primarily to lower US Treasury and Government Agency securities and mortgage-backed security balances partially offset by corporate and municipal security purchases.

         Deposits decreased $9,956,000 from December 31, 2002 due a decrease in DDA, money market, savings and time deposits which was partially offset by an increase in NOW account balances. Long-term Federal Home Loan Bank advances increased $21,000,000 to $67,000,000 from December 31, 2002 due to twelve new advances, totaling $28,000,000, during the year ranging in term from two years to seven years with an average interest rate of 2.74% which was partially offset by the maturity of $7,000,000 in advances. Total stockholders' equity increased $2,670,000 to $46,936,000 at June 30, 2003 from $44,266,000 at December 31, 2002 due primarily to net income of $1,635,000 and an increase in accumulated other comprehensive gain of $1,899,000 which was partially offset by dividends paid of $513,000 and an increase in treasury stock of $351,000. At June 30, 2003, unrealized equity security losses of $436,000 are included in accumulated other comprehensive gain, net of tax. Management does not consider the underlying equity securities to be other than temporarily impaired.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At June 30, 2003 the allowance for loan losses was $4,994,000, or 1.09% of total loans, compared to $4,920,000, or 1.11% of total loans at December 31, 2002. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                        Three Months             Six Months
                                       Ended June 30,          Ended June 30,
(Dollars in thousands)                  2003        2002       2003        2002
-------------------------------------------------------------------------------

Balance at beginning of period         $4,983      $4,712     $4,920     $4,642
                                       ------------------     -----------------
Charge-offs                              (258)       (112)      (464)      (326)
Recoveries                                 49          45         93        104
                                       ------------------     -----------------
Net charge-offs                          (209)        (67)      (371)      (222)
Provision for loan losses                 220         225        445        450
                                       ------------------     -----------------
Balance at end of period               $4,994      $4,870     $4,994     $4,870
                                       ==================     =================

         Nonperforming loans totaled $3,886,000 as of June 30, 2003, compared to $3,619,000 at December 31, 2002. The ratio of nonperforming loans to loans net of unearned income was 0.84% as of June 30, 2003 compared to 0.82% at December 31, 2002. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $4,190,000 as of June 30, 2003, compared to $3,892,000 at December 31, 2002. The ratio of nonperforming assets to total assets was 0.68% as of June 30, 2003 compared to 0.65% at December 31, 2002.

Results of Operations

         The Company reported net income of $824,000, or $0.55 per common share, for the three months ended June 30, 2003, compared to $922,000, or $0.61 per common share, for the three months ended June 30, 2002. The decline in net income for the quarter is due primarily to a 19.8% increase in operating expenses primarily related to the 2002 fourth quarter branch acquisitions by the Company's subsidiary Pemigewasset National Bank, staff additions to support current loan demand, and the phase-in costs associated with the implementation of bank-wide re-engineering and new technology initiatives. This was partially offset by a 10.3% increase in net interest income and a 30.2% increase in noninterest income. Net income for the six months ended June 30, 2003 was $1,635,000, or $1.09 per common share, compared to $2,041,000, or $1.35 per common share, for the six months ended June 30, 2002. As with the quarter, year-to-date income has been impacted by an increase in noninterest expense partially offset by improved net interest income and noninterest income.

         Net interest and dividend income for the second quarter increased $559,000 to $5,993,000 compared to $5,434,000 for the second quarter of 2002. For the six months ended June 30, 2003 net interest and dividend income increased $1,048,000, or 9.8%, to $11,801,000 compared to $10,753,000 for the same period of the prior year due primarily to an increase in average earning assets of $80,728,000 partially offset by a decrease in the net interest margin of 0.30%.

         The provision for loan losses decreased $5,000 to $220,000 for the second quarter of 2003 compared to $225,000 for the second quarter of 2002. In addition, the provision decreased $5,000 to $445,000 for the six months ended June 30, 2003 compared to $450,000 for the six months ended June 30, 2002. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the Banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

         Noninterest income increased $227,000 to $979,000 in the second quarter of 2003 compared to $752,000 in the second quarter of 2002. Service charges and fees on deposit accounts increased $65,000 due to increases in overdraft fee income and service charge income resulting from the branch acquisitions in the fourth quarter 2002, as well as increases in income from existing branches. Other noninterest income increased $166,000 due primarily to increases in gains on sales of loans, debit card fee income, and a valuation adjustment on split dollar life insurance. For the six months ended June 30, 2003 noninterest income increased $317,000, or 18.6%, to $2,021,000 compared to $1,704,000 for the same period of the prior year. The increase was primarily the result of increases in service charges on deposit accounts and overdraft fees, debit card fee income, gain on sale of loans, and a valuation adjustment on split dollar life insurance. This was partially offset by decreases in gains on sale of securities, loan servicing income and extension fees associated with our skip-a-payment program for indirect auto loans.

          Noninterest expense increased $904,000 to $5,464,000 for the quarter ended June 30, 2003, compared to the $4,560,000 recorded during the same period last year. Noninterest expense increased $1,922,000, or 21.6%, to $10,811,000 for the six months ended June 30, 2003, compared to $8,889,000 for the same period last year.

         As a result of the branch acquisitions in the fourth quarter of 2002, the Company recognized increases in salaries, lease expense, energy expense, postage and the amortization of core deposit intangibles. In addition, due to staff additions to support current loan demand and phase-in costs associated with the implementation of bank-wide re-engineering and new technology initiatives, the Company recognized increases in salaries, professional fees, and courier, telephone and depreciation expense. These increases have impacted both the quarter and year-to-date noninterest expense.

         Additionally, the second quarter and year-to-date noninterest expense was impacted by an increase in legal expense due primarily to the review of new disclosure requirements and our consumer loan documentation. In addition, during the second quarter, the Company recognized an expense to record a provision for losses related to unfunded loan commitments such as unused lines of credits and unused portions of home-equity loans. Management will review this provision quarterly and adjustments to expense will be made as appropriate.

         During the second quarter of 2003, the Company recorded a $41,000 write-down of equity securities. Year-to-date, the Company has recorded write-downs of equity securities totaling $119,000. These write-downs were due to the continued sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors whereby the Company determined, through evaluations described below, that the market values of certain of its marketable equity securities were other than temporarily impaired. If a decline in the fair value below the adjusted cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included in noninterest expense.

Income Tax Expense

         The Company recognized income tax expense of $931,000 and $1,077,000 for the six months ended June 30, 2003 and 2002, respectively. The effective tax rates were 36.3% and 34.5% for those respective periods.

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

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 8.71% and 11.96%, respectively, at June 30, 2003. The Company's Tier 1 leverage ratio at June 30, 2003 was 6.88%. As of June 30, 2003, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds- None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 27, 2003. At the Annual Meeting, the stockholders elected Frederick C. Anderson, Charles H. Clifford, Jr., John D. Morris and Brien L. Ward to three-year terms as directors. Each of these directors' terms will expire at the 2006 annual meeting. The final vote for each of these elected directors is as follows:

                              For                   Withheld
                           ---------                --------
Frederick C. Anderson      1,218,842                 51,403
Charles H. Clifford, Jr.   1,221,054                 49,191
John D. Morris             1,221,110                 49,135
Brien L. Ward              1,218,558                 51,687

The directors continuing in office are Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes, William J. Woodward, Stephen G. Boucher, Barry J. Kelley and Randall G. Labnon.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number      Description of Exhibit
--------------      ----------------------

     11             Computation of per share earnings(1)

     99.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act(1)

     99.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act(1)

     99.3 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act(1)

     99.4 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act(1)

(1) Filed herewith.

(b) Current Report on Form 8-K filed on May 14, 2003.

    Item reported: Earnings announcement for first quarter ending March 31, 2003.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHWAY FINANCIAL, INC.

         August 6, 2003                  BY: /S/ William J. Woodward
                                             -----------------------------------
                                             William J. Woodward
                                             President & CEO
                                             (Principal Executive Officer)

         August 6, 2003                  BY: /S/ Richard P. Orsillo
                                             -----------------------------------
                                             Richard P. Orsillo
                                             Senior Vice President & CFO
                                             (Principal Financial and Accounting
                                             Officer)

                                INDEX OF EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------

     11             Computation of per share earnings(1)

     99.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act(1)

     99.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act(1)

     99.3 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act(1)

     99.4 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act(1)

(1) Filed herewith.