Form 10-Q
period 2003-09-30
NORTHWAY FINANCIAL INC
filed 2003-11-10
CIK 1041753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 17, 2003, there were 1,499,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.
         Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2003
         (Unaudited) and December 31, 2002....................................3

         Condensed Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2003 and 2002 (Unaudited)........4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2003 and 2002 (Unaudited)........................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....6

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

Item 3.
         Quantitative and Qualitative Disclosures about Market Risk..........13

Item 4.
         Controls and Procedures.............................................13

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings...................................................14

Item 2.
         Changes in Securities and Use of Proceeds...........................14

Item 3.
         Defaults Upon Senior Securities.....................................14

Item 4.
         Submission of Matters to a Vote of Security Holders.................14

Item 5.
         Other Information...................................................14

Item 6.
         Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                            NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        Sep. 30,       Dec. 31,
(Dollars in thousands)                                                                    2003          2002
----------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                                    $ 16,645      $  17,256
Federal funds sold                                                                         18,355         10,170
Securities available-for-sale                                                              83,163         91,397
Federal Home Loan Bank stock                                                                4,705          4,632
Federal Reserve Bank stock                                                                    365             80
Loans held-for-sale                                                                           957            669

Loans, net before allowance for loan losses                                               465,540        442,152
   Less: allowance for loan losses                                                          5,021          4,920
                                                                                         -----------------------
   Loans, net                                                                             460,519        437,232
                                                                                         -----------------------

Other real estate owned                                                                       211            175
Premises and equipment, net                                                                12,941         12,503
Core deposit intangible                                                                     4,142          4,857
Goodwill                                                                                   10,152         10,152
Other assets                                                                                7,827          9,195
                                                                                         -----------------------
      Total assets                                                                       $619,982       $598,318
                                                                                         =======================

Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                                             $397,231       $404,435
   Noninterest bearing deposits                                                            76,644         71,759
   Securities sold under agreements to repurchase                                           8,633          8,251
   Long-term Federal Home Loan Bank advances                                               67,000         46,000
   Guaranteed preferred beneficial interest in junior subordinated debentures              20,000         20,000
   Other liabilities                                                                        3,804          3,607
                                                                                         -----------------------
      Total liabilities                                                                   573,312        554,052
                                                                                         -----------------------


Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                   -              -
   Common stock, $1 par value; 9,000,000 shares authorized; 1,731,969 issued at September 30, 2003 and December 31, 2002 and 1,499,574 outstanding
     at September 30, 2003 and 1,516,574 outstanding at December 31, 2002                   1,732          1,732
   Surplus                                                                                  2,088          2,088
   Retained earnings                                                                       49,367         47,523
   Treasury stock, at cost (232,395 and 215,395 shares, respectively)                      (6,213)        (5,711)
   Accumulated other comprehensive loss, net of tax                                          (304)        (1,366)
                                                                                         -----------------------
      Total stockholders' equity                                                           46,670         44,266
                                                                                         -----------------------
      Total liabilities and stockholders' equity                                         $619,982       $598,318
                                                                                         =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                                                   Three Months               Nine Months
                                                                   Ended Sep. 30,             Ended Sep. 30,
(Dollars in thousands, except per share data)                       2003        2002          2003        2002
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                         $    6,749   $    6,837   $   21,023   $   20,826
  Interest on debt securities:
      Taxable                                                          744          687        2,345        1,980
      Tax-exempt                                                       106           73          284          216
  Dividends                                                             59           62          179          183
  Federal funds sold                                                    54          119           82          179
  Interest bearing deposits                                              1         --              2         --
                                                                -----------------------   -----------------------
      Total interest and dividend income                             7,713        7,778       23,915       23,384
                                                                -----------------------   -----------------------
Interest expense:
  Deposits                                                           1,057        1,552        3,487        4,971
  Borrowed funds                                                       771          651        2,233        1,989
  Guaranteed preferred beneficial interest in junior
       subordinated debentures                                         248          271          757          367
                                                                -----------------------   -----------------------
       Total interest expense                                        2,076        2,474        6,477        7,327
                                                                -----------------------   -----------------------
       Net interest and dividend income                              5,637        5,304       17,438       16,057
  Provision for loan losses                                            210          225          655          675
                                                                -----------------------   -----------------------
       Net interest and dividend income after
           provision for loan losses                                 5,427        5,079       16,783       15,382
                                                                -----------------------   -----------------------
Noninterest income:
  Service charges and fees on deposit accounts                         404          365        1,234        1,041
  Securities gains, net                                                614           (7)         851          267
  Loan servicing income                                                 73           86          213          279
  Other                                                                625          423        1,439          984
                                                                -----------------------   -----------------------
        Total noninterest income                                     1,716          867        3,737        2,571
                                                                -----------------------   -----------------------
Noninterest expense:
  Salaries and employee benefits                                     2,861        2,435        8,330        7,247
  Office occupancy and equipment                                       894          801        2,767        2,329
  Amortization of core deposit intangible                              238           82          715          264
  Write-down of equity securities                                       65          814          184          814
  Other                                                              1,549        1,530        4,422        3,897
                                                                -----------------------   -----------------------
     Total noninterest expense                                       5,607        5,662       16,418       14,551
                                                                -----------------------   -----------------------
      Income before income tax expense                               1,536          284        4,102        3,402
Income tax expense                                                     558          109        1,489        1,186
                                                                -----------------------   -----------------------
      Net income                                                $      978   $      175   $    2,613   $    2,216
                                                                =======================   =======================
        Comprehensive net income                                $      141   $        3   $    3,675   $    1,714
                                                                =======================   =======================
Per share data:
     Earnings per common share                                  $     0.65   $     0.12   $     1.74   $     1.46
     Earnings per common share (assuming dilution)              $     0.65   $     0.12   $     1.73   $     1.46
     Cash dividends declared                                    $     0.17   $     0.17   $     0.51   $     0.51
Weighted average number of common shares                         1,502,563    1,516,422    1,506,028    1,514,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                NORTHWAY FINANCIAL, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                               For the Nine Months
                                                                                                 Ended Sep. 30,
(Dollars in thousands)                                                                           2003       2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                              $  2,613   $  2,216
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    655        675
     Depreciation and amortization                                                              1,775      1,160
     Deferred income tax expense                                                                    -        187
     Write-down of equity securities                                                              184        814
     Gains on sales of securities available-for-sale, net                                        (851)      (267)
     Loss (gain) on disposal and write-down of premises and equipment                               6        (18)
     Amortization of premiums and accretion of discounts on securities, net                       344        158
     Increase in unearned income, net                                                              30         23
     Amortization of discount on loans acquired                                                    80          -
     Loss on sales of other real estate owned and other personal property, net                      6          9
     Net (increase) decrease in loans held-for-sale                                              (288)       400
     Net change in other assets and other liabilities                                           1,189       (828)
                                                                                             -------------------
        Net cash provided by operating activities                                               5,743      4,529
                                                                                             -------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                      14,918     16,272
     Proceeds from maturities of securities available-for-sale                                 61,328     14,415
     Purchase of securities available-for-sale                                                (66,577)   (41,247)
     Loan originations and principal collections, net                                         (24,908)    (8,978)
     Recoveries of previously charged-off loans                                                   141        164
     Proceeds from sales of and payments received on other real estate owned                       10         26
     Proceeds from sales of and payments received on other personal property                      630        508
     Additions to premises and equipment                                                       (1,504)    (1,552)
                                                                                             -------------------
        Net cash used in investing activities                                                 (15,962)   (20,392)
                                                                                             -------------------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                       (2,319)     6,814
     Advances from FHLB                                                                        28,000      1,000
     Repayment of FHLB advances                                                                (7,000)    (3,028)
     Net (decrease) increase in securities sold under agreements to repurchase                    382      1,549
     Exercise of stock options                                                                      -        140
     Purchases of treasury stock                                                                 (502)         -
     Issuance of guaranteed preferred beneficial interest in junior subordinated debentures         -     20,000
     Cash dividends paid                                                                         (768)      (772)
                                                                                             -------------------
        Net cash provided by financing activities                                              17,793     25,703
                                                                                             -------------------
Net increase in cash and cash equivalents                                                       7,574      9,840
     Cash and cash equivalents at beginning of period                                          27,426     29,641
                                                                                             -------------------
     Cash and cash equivalents at end of period                                              $ 35,000   $ 39,481
                                                                                             ===================
Supplemental disclosure of cash flows:
     Interest paid                                                                           $  6,532   $  7,276
                                                                                             ========-- ========
     Taxes paid                                                                              $  1,528   $  1,459
                                                                                             ========   ========
     Loans transferred to other real estate owned                                            $     46   $    200
                                                                                             ========   ========
     Loans transferred to other personal property                                            $    668   $    529
                                                                                             ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

        The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

2.      Stock-Based Compensation

As of September 30, 2003, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of the Auditing Practice Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                  ($000 Omitted, except per share data)
                                                                                      Three Months            Nine Months
                                                                                     Ended Sep. 30,         Ended Sep. 30,
                                                                                    2003     2002          2003       2002
                                                                                 ------------------     -------------------

Net income                                                       As reported       $   978    $   175     $2,613     $2,216
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                    10         10         30         30
                                                                                   -------    -------     ------     ------
                                                                 Pro forma         $   968    $   165     $2,583     $2,186
                                                                                   =======    =======     ======     ======

Earnings per common share                                        As reported         $0.65      $0.12      $1.74      $1.46
                                                                 Pro forma           $0.64      $0.11      $1.72      $1.44

Earnings per common share (assuming dilution)                    As reported         $0.65      $0.12      $1.73      $1.46
                                                                 Pro forma           $0.64      $0.11      $1.71      $1.44

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


         In accordance with paragraph 9 of SFAS No. 147, the Company has reclassified, as of September 30, 2002 its recognized unidentifiable intangible asset related to branch acquisitions. This asset was reclassified as goodwill ("reclassified goodwill"). The amount reclassified was $5,386,000, the carrying amount as of January 1, 2002. The reclassified goodwill is being accounted for and reported prospectively as goodwill under SFAS No. 142, with no amortization expense. Accordingly, the consolidated financial statements for the three- and nine-months ended September 30, 2002 do not reflect amortization in the amount of $83,000 and $229,000, respectively, that would have been recorded if SFAS No. 147 had not been issued.


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

         The effect of the Company's adoption of SFAS No. 147 was to increase net income for the three- and nine-month periods ended September 30, 2002 by $51,000 and $140,000, respectively.

         In May 2003, FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 required the Company to reclassify on its balance sheet the line item "Guaranteed preferred beneficial interest in junior subordinated debentures" in the amount of $20,000,000. Prior to SFAS No. 150, this line item was presented between the liabilities section and the equity section of the Company's balance sheet. SFAS No. 150 requires that the line item now be classified as a liability. No additional disclosures are required in connection with SFAS No. 150.

         On a related matter, FASB Interpretation Number 46, Consolidation of Variable Interest Rate Entities ("FIN 46") Interpretation of Accounting Research Bulletin No. 51 has been deferred until the end of the first reporting period that ends after December 15, 2003. Future regulatory pronouncements regarding the interpretation of FIN 46 may affect the capital treatment of the Company's outstanding guaranteed preferred beneficial interest in junior subordinated debentures.

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

Financial Condition

         The Company's total assets at September 30, 2003 were $619,982,000 compared to $598,318,000 at December 31, 2002, an increase of $21,664,000. Net loans, including loans held-for-sale, increased $23,575,000 to $461,476,000, the result of increases in all loan categories. Cash and cash equivalents increased $7,574,000 to $35,000,000, compared to $27,426,000 at December 31, 2002, due primarily to an increase in Federal Funds Sold. This was partially offset by a decrease in securities available-for-sale of $7,876,000 to $88,233,000 due primarily to lower mortgage-backed security balances partially offset by US Government Agency purchases.

         Deposits decreased $2,319,000 from December 31, 2002 due to a decrease in time deposits and money market accounts, which was partially offset by an increase in NOW, DDA and savings account balances. Long-term Federal Home Loan Bank advances increased $21,000,000 to $67,000,000 from December 31, 2002 due to twelve new advances, totaling $28,000,000, during the year ranging in term from two years to seven years with an average interest rate of 2.74% which was partially offset by the maturity of $7,000,000 in advances. Total stockholders' equity increased $2,404,000 to $46,670,000 at September 30, 2003 from $44,266,000 at December 31, 2002 due primarily to net income of $2,613,000 and an increase in accumulated other comprehensive gain of $1,062,000 which was partially offset by dividends paid of $768,000 and an increase in treasury stock of $502,000. At September 30, 2003, unrealized equity security losses of $344,000 are included in accumulated other comprehensive loss, net of tax. Management does not consider the underlying equity securities to be other than temporarily impaired.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At September 30, 2003 the allowance for loan losses was $5,021,000, or 1.08% of total loans, compared to $4,920,000, or 1.11% of total loans at December 31, 2002. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                                       Three Months          Nine Months
                                       Ended Sep. 30,        Ended Sep. 30,
(Dollars in thousands)                 2003        2002      2003        2002
-----------------------------------------------------------------------------
Balance at beginning of period        $4,994      $4,870    $4,920     $4,642
                                      ------------------    -----------------
Charge-offs                             (231)       (208)     (695)      (534)
Recoveries                                48          60       141        164
                                      ------------------    -----------------
Net charge-offs                         (183)       (148)     (554)      (370)
Provision for loan losses                210         225       655        675
                                      ------------------    -----------------
Balance at end of period              $5,021      $4,947    $5,021     $4,947
                                      ==================    =================

         Nonperforming loans totaled $4,102,000 as of September 30, 2003, compared to $3,619,000 at December 31, 2002. The ratio of nonperforming loans to loans net of unearned income was 0.88% as of September 30, 2003 compared to 0.82% at December 31, 2002. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $4,441,000 as of September 30, 2003, compared to $3,892,000 at December 31, 2002. The ratio of nonperforming assets to total assets was 0.72% as of September 30, 2003 compared to 0.65% at December 31, 2002.


Results of Operations

         The Company reported net income of $978,000, or $0.65 per common share, for the three months ended September 30, 2003, compared to $175,000, or $0.12 per common share, for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $2,613,000, or $1.74 per common share, compared to $2,216,000, or $1.46 per common share, for the nine months ended September 30, 2002. The increase in net income for both the quarter and year-to-date is attributable to an improvement in net interest income, an increase in noninterest income, and a decrease in write-down of equity securities. This is partially offset by an increase in noninterest expense, excluding the write-down of equity securities.

         Net interest and dividend income for the third quarter increased $333,000 to $5,637,000 compared to $5,304,000 for the third quarter of 2002. For the nine months ended September 30, 2003 net interest and dividend income increased $1,381,000, or 8.6%, to $17,438,000 compared to $16,057,000 for the same period of the prior year due primarily to an increase in average earning assets of $78,229,000 partially offset by a decrease in the net interest margin of 0.30%.

         The provision for loan losses decreased $15,000 to $210,000 for the third quarter of 2003 compared to $225,000 for the third quarter of 2002. In addition, the provision decreased $20,000 to $655,000 for the nine months ended September 30, 2003 compared to $675,000 for the nine months ended September 30, 2002. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

         The decrease in the provision was due in part to the recording of $70,000 to other expense for a provision for losses related to unfunded loan commitments such as unused lines of credit and unused portions of home-equity loans. This provision had previously been calculated as part of the allowance for loan losses.

         Noninterest income increased $849,000 to $1,716,000 in the third quarter of 2003 compared to $867,000 in the third quarter of 2002. Service charges and fees on deposit accounts increased $39,000 due to increases in overdraft fee income and service charge income resulting from the branch acquisitions in the fourth quarter 2002. Net securities gains increased $621,000 in the third quarter of 2003 compared to the third quarter of 2002 due primarily to the sale of corporate securities. Other noninterest income increased $202,000 due primarily to increases in gains on sales of loans and the recognition of other loan fees resulting from transactions with Federal Home Loan Mortgage Corporation ("FHLMC"). This was partially offset by a decrease in gain on sale of property resulting from the 2002 sale of a former branch facility. For the nine months ended September 30, 2003 noninterest income increased $1,166,000, or 45.4%, to $3,737,000 compared to $2,571,000 for the same period of the prior year. The increase was primarily the result of increases in service charges on deposit accounts and overdraft fees, gains on sales of securities, debit card fee income, gain on sale of loans, FHLMC fee income, and a valuation adjustment on split dollar life insurance. This was partially offset by decreases in gain on sale of property, loan servicing income and extension fees associated with our skip-a-payment program for indirect auto loans.

          Noninterest expense decreased $55,000 to $5,607,000 for the quarter ended September 30, 2003, compared to the $5,662,000 recorded during the same period last year. Noninterest expense increased $1,867,000, or 12.8%, to $16,418,000 for the nine months ended September 30, 2003, compared to $14,551,000 for the same period last year.

         Although the equity investment market has improved significantly over last year when an impairment of $814,000 was experienced during the third quarter, stocks within certain market segments have underperformed. Accordingly, based on the Company's ongoing analysis of its equity holdings during the third quarter of 2003 and for the year-to-date period impairment write-downs of $65,000 and $184,000, respectively were recorded.

         Excluding this write-down of equity securities noninterest expense increased $694,000 for the quarter and $2,497,000 year-to-date. For both the quarter and year-to-date these increases were attributable to the following: As a result of the branch acquisitions in the fourth quarter of 2002, the Company experienced increases in salaries and benefits, office occupancy and equipment, the amortization of core deposit intangibles and other expenses. Increases were also recognized in salaries and benefits due to staff additions to support increased loan demand and expansion into new markets. In addition, other expenses increased due to staff development initiatives in support of a customer focused Northway culture.

         Additionally, year-to-date noninterest expense has been impacted by an increase in depreciation expense resulting from the technology purchases made during the third quarter of 2002. Further, the year-to-date noninterest expense was impacted by an increase in legal expense due primarily to the review of new disclosure requirements and loan documentation. In addition, during the second and third quarters of 2003, the Company recognized an expense to record a provision for losses related to unfunded loan commitments such as unused lines of credits and unused portions of home-equity loans. Management will review this provision quarterly and adjustments to expense will be made as appropriate.


Income Tax Expense

         The Company recognized income tax expense of $1,489,000 and $1,186,000 for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rates were 36.3% and 34.9% for those respective periods.


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

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 8.98% and 12.19%, respectively, at September 30, 2003. The Company's Tier 1 leverage ratio at September 30, 2003 was 6.85%. As of September 30, 2003, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company's disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company's disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

         There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit Number  Description of Exhibit

     11         Statement Re Computation of per share earnings(1)

     31.1       Certification of Chief Executive Officer Pursuant to
                Rule 13a-14(a) under the Securities Exchange Act of 1934(1)

     31.2       Certification of Chief Financial Officer Pursuant to
                Rule 13a-14(a) under the Securities Exchange Act of 1934(1)

     32.1       Certification of Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

     32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.

(b) Current Report on Form 8-K filed on July 31, 2003.
         Item reported: Earnings announcement for second quarter ending June 30, 2003.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NORTHWAY FINANCIAL, INC.

         November 4, 2003          BY:/S/ William J. Woodward
                                      ----------------------------------------
                                          William J. Woodward
                                          President & CEO
                                          (Principal Executive Officer)

         November 4, 2003          BY:/S/ Richard P. Orsillo
                                      ----------------------------------------
                                          Richard P. Orsillo
                                          Senior Vice President & CFO
                                          (Principal Financial and Accounting
                                          Officer)

                                INDEX OF EXHIBITS

Exhibit Number Description of Exhibit

     11        Statement Re Computation of per share earnings(1)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)

     32.1      Certification of Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

     32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.