Form 10-K
period 2003-12-31
NORTHWAY FINANCIAL INC
filed 2004-03-30
CIK 1041753

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

      The number of shares of voting and nonvoting common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of June 30, 2003 was 1,291,891 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ National Market on such date, of $38,550,027. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      At March 24, 2004, there were 1,499,574 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of
Part III.
===============================================================================

                            NORTHWAY FINANCIAL, INC.
                          2003 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

ITEM 1   Business ......................................................      1

ITEM 2   Properties ....................................................     10

ITEM 3   Legal Proceedings .............................................     11

ITEM 4   Submission of Matters to a Vote of Security Holders ...........     11

                                    PART II

ITEM 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities .............     11

ITEM 6   Selected Financial Data .......................................     12

ITEM 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................     13

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk ....     27

ITEM 8   Financial Statements and Supplementary Data ...................     28

ITEM 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ......................................     59

ITEM 9A  Controls and Prcedures ........................................     59

                                                 PART III

ITEM 10  Directors and Executive Officers of the Registrant ............     59

ITEM 11  Executive Compensation ........................................     59

ITEM 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters ....................     59

ITEM 13  Certain Relationships and Related Transactions ................     60

ITEM 14  Principal Accountant Fees and Services ........................     60

ITEM 15  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K ......................................................     60

             Signatures ................................................     61

FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, projections based on assumptions regarding market and liquidity risk, and plans related to products or services of Northway Financial, Inc. and its subsidiaries (the "Company", see description of business below). Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption "Risk Factors" in Item 1 of this report, overall economic and business conditions, economic and business conditions in the Company's market areas, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

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

                                     PART 1
ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Northway Financial, Inc. (the "Company") was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire chartered bank headquartered in Berlin, New Hampshire ("BCB"), pursuant to a reorganization transaction (the "BCB Reorganization") by and among the Company, BCB, and a subsidiary of BCB, and, thereafter, effecting the merger (the "Merger") by and among the Company, BCB, Pemi Bancorp, Inc. ("PEMI"), and PEMI's wholly owned subsidiary, The Pemigewasset National Bank of Plymouth, New Hampshire, a national bank headquartered in Plymouth, New Hampshire ("PNB"). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB (collectively the "Banks"), became wholly owned subsidiaries of the Company. Unless the context otherwise requires, references herein to the "Company" include Northway Financial, Inc. and its consolidated subsidiaries.

The Company derives substantially all of its revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium sized companies in New Hampshire. BCB and PNB operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

The Company is subject to regulation by the New Hampshire Bank Commissioner (the "Commissioner"), the Federal Deposit Insurance Corporation (the "FDIC"), the Comptroller of the Currency of the United States (the "OCC"), and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation."

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

INVESTMENT ACTIVITIES

The following table presents the carrying amount of the Company's securities available-for-sale as of December 31, 2003, 2002 and 2001 (dollars in thousands):

                                                2003        2002          2001
                                              -------      -------      -------
US Treasury and other
  US government agency securities             $37,840      $36,188      $10,977
Mortgage-backed securities(1)                   2,903       12,646       21,097
Marketable equity securities                    2,766        2,377        3,255
Corporate bonds                                21,983       33,848       14,230
State and political subdivision bonds
  and notes                                     8,224       6,338         6,005
                                              -------      -------      -------
Total securities                              $73,716      $91,397      $55,564
                                              =======      =======      =======

(1) Includes collateralized mortgage obligations

The following table sets forth the amortized cost of the Company's investment in debt securities maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2003 (dollars in thousands):

                                                Maturities
                         -----------------------------------------------------
                                      One to     Five to     Over      Total
                          Within       five        ten       ten     amortized
                         one year      years      years      years      cost
                         --------    --------   ---------   -------  ---------
Available-for-sale:
US Treasury and other
  US government agency
    securities             $    -    $25,023     $12,922     $    -    $37,945
Mortgage-backed
  securities (1)               62      1,090       1,220        446      2,818
Corporate bonds             1,805     14,584       4,468          -     20,857
State and political
  subdivision bonds and
  notes                       196        220       3,274      4,376      8,066
                           ------    -------     -------     ------    -------
Total amortized cost       $2,063    $40,917     $21,884     $4,822    $69,686
                           ======    =======     =======     ======    =======

Market value               $2,097    $41,828     $22,177     $4,848    $70,950
                           ======    =======     =======     ======    =======

Weighted average yield       5.44%      4.48%       4.96%      7.44%      4.86%

(1) Includes collateralized mortgage obligations

LENDING ACTIVITIES

The following table sets forth information with respect to the composition of the Company's loan portfolio, excluding loans held for sale, as of December 31, 2003, 2002, 2001, 2000 and 1999 (dollars in thousands):

                                                     December 31,
                            ----------------------------------------------------
                               2003       2002      2001       2000       1999
                               ----       ----      ----       ----       ----
Real estate:
  Residential               $129,493   $114,526   $109,261   $129,805   $139,389
  Commercial                 120,366    111,941    111,642    100,608     93,061
  Construction                 3,851      6,330      1,581      5,752      4,360
Commercial                    24,528     23,885     22,727     22,270     28,833
Installment                   30,291     40,169     28,210     28,177     24,147
Indirect installment         150,807    139,477    120,761     98,919     75,781
Other                          8,896      6,031      6,303      7,881      7,369
                            --------   --------   --------   --------   --------
  Total loans                468,232    442,359    400,485    393,412    372,940
Less:
  Unearned income                247        207        169        154        174
  Allowance for loan losses    5,036      4,920      4,642      4,354      4,887
                            --------   --------   --------   --------   --------
  Total unearned income
    and allowance
    for loan losses            5,283      5,127      4,811      4,508      5,061
                            --------   --------   --------   --------   --------
Net loans                   $462,949   $437,232   $395,674   $388,904   $367,879
                            ========   ========   ========   ========   ========

The following table presents the maturity distribution of the Company's real estate construction and commercial loans at December 31, 2003 (dollars in thousands):

                                                         Percent of
                                      Amount                Total
  Within one year                   $ 10,917                38.47%
  One to five years                    8,922                31.44
  Over five years                      8,540                30.09
                                     -------               ------
                                     $28,379               100.00%
                                     =======               ======

The Company's real estate construction and commercial loans due after one year at December 31, 2003 were comprised of the following (dollars in thousands):

                                                  Amount
  Fixed interest rate                             $ 7,311
  Adjustable interest rate                         10,151
                                                  -------
                                                  $17,462

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table reflects activity in the Company's allowance for loan losses for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 (dollars in thousands):

                                             Years ended December 31,
                                 ----------------------------------------------
                                   2003      2002      2001      2000      1999
                                 ------    ------    ------    ------    ------

Balance at the beginning of
  period                         $4,920    $4,642    $4,354    $4,887    $4,404
Charge-offs:
  Real estate                         -        83       110       213       159
  Commercial                        120        12        95     1,006        25
  Installment loans to
   individuals                      750       729       529       424       120
  Credit card                         -         -         -         -         -
  Other                               -         -         -         -         -
                                 ------    ------    ------    ------    ------
 Total                              870       824       734     1,643       304
                                 ------    ------    ------    ------    ------
Recoveries:
  Real estate                        25        64        35        32       213
  Commercial                         11         4         -         -        21
  Installment loans to
   individuals                      145       134        87        96        12
  Credit card                         -         -         -         2         1
  Other                               -         -         -         -         -
                                 ------    ------    ------    ------    ------
  Total                             181       202       122       130       247
                                 ------    ------    ------    ------    ------
Net charge-offs                     689       622       612     1,513        57
Provision charged to expense        805       900       900       980       540
                                 ------    ------    ------    ------    ------
Balance at the end of period     $5,036    $4,920    $4,642    $4,354    $4,887
                                 ======    ======    ======    ======    ======

Ratio of net charge-offs to
  average loans                    0.15%     0.15%     0.15%     0.39%     0.02%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the breakdown of the Company's allowance for loan losses in the Company's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

                                                                        December 31,
                    ---------------------------------------------------------------------------------------------------------------
                             2003                   2002                  2001                    2000                 1999
                    ----------------------  ----------------------  ----------------------  -------------------  ------------------
                               Percent of             Percent of            Percent of             Percent of            Percent of
                               of loans               of loans              of loans                of loans              of loans
                                in each                in each               in each                in each               in each
                               category               category              category                category              category
                               to total               to total              to total                to total             to total
                    Amount      loans       Amount     loans      Amount     loans        Amount      loans     Amount     loans
                    ------      -----       ------     -----      ------     -----        ------      -----     ------     -----

Commercial          $  155        5.2%      $  216       5.4%     $  208       5.7%       $  719        5.7%    $  530       7.7%
Real estate:
  Commercial &
    construction     1,724       26.5        2,008      26.7       1,621      28.3         1,009       27.0      1,773      26.1
  Residential          624       27.7          598      25.9         585      27.2         1,160       32.9        503      37.3
Installment          2,505       38.7        2,084      40.6       1,719      37.2         1,440       32.4      1,125      26.9
Other                   28        1.9           14       1.4          17       1.6            26        2.0         60       2.0
Unallocated              -       N/A             -       N/A         492      N/A              -        N/A        896       N/A
                    ------      -----       ------     -----      ------     -----        ------      -----     ------     -----
                    $5,036      100.0%      $4,920     100.0%     $4,642     100.0%       $4,354      100.0%    $4,887     100.0%
                    ======      =====       ======     =====      ======     =====        ======      =====     ======     =====

DEPOSITS

     See "Financial Statements and Supplementary Data" in Item 8 of this report.

SUPERVISION AND REGULATION

The business in which the Company is engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of stockholders of a bank or its parent company.

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Regulation of the Company

General. As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, ("BHCA") and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, ("FRB"). The Company is also subject to the laws of the State of New Hampshire.

The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, if the Company elects to be treated as a financial holding company, the Company may engage in activities that are financial in nature or incidental or complimentary to such financial activities, as determined by the FRB and the Secretary of the Department of the Treasury. The Company has not elected financial holding company status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"). Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. As described below, the Federal Deposit Insurance Corporation ("FDIC") and the Banks' regulatory agencies may regulate the amount of dividends payable by the subsidiary banks. The inability for the bank to pay the dividend may have an adverse effect on the Company.

Regulation of the Banks

General. PNB is a national banking association, organized under the National Bank Act. As such, its primary regulatory authority is the OCC. The OCC regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required capital and reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations. Capital requirements applicable to PNB are substantially similar to those adopted by the FRB regarding bank holding companies as described above.

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

Under the Gramm-Leach-Bliley Act (1999) ("GLBA"), the OCC permits national banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks to retain all existing subsidiaries.

PNB is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

BCB is organized under New Hampshire law and is subject to the regulations of the Commissioner and the FDIC. BCB's operations are subject to various requirements and restrictions under the laws of the United States and the State of New Hampshire, including those related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to BCB are substantially similar to those adopted by the FRB regarding bank holding companies as described above.

Insurance of Accounts and FDIC Regulation. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or
(2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." Both BCB and PNB are FDIC-insured depository institutions.

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company's tier 1 calculation equals 9.66% and its total capital ratio is 12.81%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company's leverage ratio is 7.22%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Company, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. As of December 31, 2003, the most recent notification from the FDIC categorized both Banks as well capitalized.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Banks, that engage in significant securities activities. Among other things, the Basel Committee rules, which were proposed formally for public comment in May 2003 and are expected to become effective around early 2007, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks.

Limitations on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

The Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions' compliance with CRA as "Outstanding", "Satisfactory", "Needs to Improve" or "Substantial Noncompliance". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. New Hampshire also has enacted substantially similar community reinvestment requirements. PNB has achieved a rating of outstanding and BCB a rating of satisfactory on their most recent examinations.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

USA PATRIOT Act. The USA PATRIOT Act of 2001 (The "USA PATRIOT Act"), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or under the Bank Merger Act. Management believes that the Company is in compliance with all the requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("S-O Act") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoings. The S-O Act's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

o the creation of an independent accounting oversight board;
o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;
o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
o an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company's independent auditors;
o requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;
o requirements that companies disclose whether at least one member of the audit committee is a `financial expert' (as such term is defined by the SEC) and if not, why not;
o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Banks, on nonpreferential terms and in compliance with other bank regulatory requirements;
o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and
o a range of enhanced penalties for fraud and other violations.

The Company has taken steps to comply with and anticipates that it will incur additional expenses in continuing to comply with the provisions of the S-O Act and its underlying regulations. Management believes that such compliance efforts have strengthened the Company's overall corporate governance structure and does not expect that such compliance has to date, or will in the future have a material impact on the Company's results of operations or financial condition.

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

Recent accounting changes could give rise to adverse changes in the regulatory capital treatment of junior subordinated debentures, including currently outstanding junior subordinated debentures of the Company which, in turn, could adversely affect the Company's regulatory capital position. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") that addresses the consolidation rules to be applied to "variable interest entities" as defined in FIN 46. FIN 46, which applies to certain variable interest entities as of February 1, 2003 and to all variable interest entities as of December 14, 2003, provides that certain variable interest entities should not be treated as consolidates subsidiaries. Northway Capital Trust I and Northway Capital Trust II, the Company's Delaware statutory business trusts, may constitute variable interest entities. Historically, issuer trusts, such as Northway Capital Trust I and Northway Capital Trust II that issued junior subordinated debentures have been consolidated by their parent companies. In addition, junior subordinated debentures have been treated as eligible for Tier 1 capital treatment by bank holding companies under the FRB's rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Accordingly, the Company has consolidated its existing issuer trusts in preparing its consolidated financial statements in the past, and the Company's outstanding junior subordinated debentures have been treated as Tier 1 capital.

On December 24, 2003, FASB issued a revision to FIN 46 ("FIN46R"), to clarify some of the provisions of FIN 46. Based on FIN46R, the Company deconsolidated its existing issuer trusts as of December 31, 2003, and restated their historical financial statements. The adoption of FIN46R results in the reclassification of the redeemable junior subordinated debentures from mezzanine capital to other liabilities as well as the reclassification of interest cost from minority interest to interest expense.

This deconsolidation could result in a change to the regulatory capital treatment of junior subordinated debentures issued by the Company and other U.S. bank holding companies. Specifically, it is possible that since its issuer trust would no longer be consolidated by the Company the junior subordinated debentures issued by such issuer trust would not be considered a minority interest in equity accounts of a consolidated subsidiary and therefore not be accorded Tier 1 capital treatment by the FRB. The FRB has indicated in supervisory letter SR 03-13, dated July 2, 2003 (the "Supervisory Letter"), that junior subordinated debentures will be treated as Tier 1 capital until notice is given to the contrary, but the Supervisory Letter also indicates that the FRB will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

If Tier 1 capital treatment were disallowed by the FRB, the Company would be able to redeem its owner junior subordinated debentures, thereby causing a mandatory redemption of capital securities pursuant to the terms and conditions of the applicable governing documents. As of December 31, 2003, assuming it were not allowed to include the junior subordinated debentures in Tier 1 Capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

The Company could be adversely impacted by changes in applicable regulations. The Company is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Company and its bank subsidiaries may conduct business and obtain financing. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted, in the future will not make compliance more difficult or expensive, restrict the Company's ability to originate, broker or sell loans or otherwise adversely affect the operations of the Company. See "Supervision and Regulation" on page 5 of this report.

The Company's business is largely dependent upon the hospitality industry. A number of the Company's loan customers are in the hospitality industry. The hospitality industry is dependent on personal discretionary spending levels. Consequently, the hospitality industry has been adversely impacted by current negative economic trends, including recession and increased unemployment. Additionally, unforeseen events including acts of terrorism, war, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the hospitality industry. As a result, the Company's business also is likely to be adversely affected by those events.

Interest rate volatility may adversely impact the Company's results of operations. The principal component of the Company's income stream is net interest and dividend income. Net interest and dividend income is the difference between interest and fee income on earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. The Company's net interest and dividend income may be significantly affected by changes in market interest rates, which are currently at historically low levels. A decrease in interest rates could reduce the Company's net interest and dividend income as the difference between interest and fee income and interest expense decreases. An increase in interest rates could also negatively impact the Company's results of operations by reducing borrowers' ability to repay their current loan obligations, resulting in increased loan defaults, foreclosures and write-offs and could necessitate increases to the Company's allowance for loan losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this report.

The Company's allowance for loan losses may not be adequate to cover actual losses. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for potential loan losses based on several factors. If the Company's assumptions are incorrect, its allowance for loan losses may be insufficient to cover its actual losses, which would have an adverse effect on the Company's results of operations, and may cause the Company to increase the allowance in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Changes in the securities market may adversely impact the Company's results of operations. In recent years the securities market has experienced a significant downturn and will likely continue to experience volatility as a result of, among other things, world economic and political conditions. Continued declines in equity prices, as well as declines in the performance of certain sectors or specific companies, may result in a corresponding decline in the value of Company-held securities. The decline in the value of Company-held securities may decrease the Company's earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

EMPLOYEES

As of December 31, 2003 the Company has 266 full-time equivalent employees. The Company considers its employee relations to be good.

WEBSITE ACCESS TO COMPANY REPORTS

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company's website at www.northwayfinancialinc.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company's annual report will be made available, free of charge, upon written request.

ITEM 2. PROPERTIES

The Company operates 21 branch offices and one loan origination facility that are located in the central and northern New Hampshire communities of Berlin, Conway (four offices), Gorham (two offices), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (two offices), Franklin, Laconia, Belmont, Pittsfield and Concord. Fourteen of these offices, including its main offices in Berlin, New Hampshire and Plymouth, New Hampshire, are located on properties the Company owns. The Company leases seven of its branches and the loan origination facility under five-year leases expiring between April 30, 2004 and December 31, 2008. Seventeen of the Company's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI". The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by The Nasdaq National Market, and the dividends paid on the common stock:

                                           Price Per Share            Dividends
                                         Low            High          Per Share

       2003       4th Quarter           $29.99        $35.49           $0.17
                  3rd Quarter            29.10         30.97            0.17
                  2nd Quarter            28.01         30.65            0.17
                  1st Quarter            28.81         31.25            0.17

       2002       4th Quarter           $26.18        $31.50           $0.17
                  3rd Quarter            27.75         29.90            0.17
                  2nd Quarter            28.15         30.00            0.17
                  1st Quarter            27.50         29.40            0.17

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

On March 2, 2004, the closing sales price of the common stock on the Nasdaq National Market was $35.65 per share. As of such date, there were approximately 1,300 holders of record of the Company common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2003. This selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and "Financial Statements and Supplementary Data" appearing under Item 8 of this report.

At or for the years ended December 31,                  2003              2002             2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Balance Sheet Data:
Total assets                                        $609,216          $598,945         $513,939          $485,144         $462,552
Securities available-for-sale, at fair value          73,716            91,397           55,564            50,288           51,542
Securities held-to-maturity                                -                -                 -             2,752            5,151
Loans, net of unearned income                        467,985           442,152          400,316           393,258          372,766
Allowance for loan losses                              5,036             4,920            4,642             4,354            4,387
Other real estate owned                                    -               175               22                25              115
Unidentifiable intangible assets                           -                 -            8,080             5,098            1,271
Goodwill                                              10,152            10,152                -                 -                -
Core deposit intangible                                3,903             4,857                -                 -                -
Deposits                                             463,307           476,194          412,840           391,772          343,029
Long-term debt                                        87,620            66,620           48,028            35,528           58,528
Stockholders' equity                                  47,872            44,266           43,339            41,562           39,286
Income Statement Data:
Net interest and dividend income                    $ 23,050          $ 21,664         $ 20,721          $ 21,253         $ 19,342
Provision for loan losses                                805               900              900               980              540
Noninterest income                                     5,375             3,396            2,909             2,692            2,718
Noninterest expense                                   22,136            20,035           17,149            16,699           15,794
Net income                                             3,617             2,598            3,873             4,159            3,764
Per Common Share Data:
Net income - basic                                  $   2.40          $   1.71         $   2.55          $   2.61         $   2.25
Net income - assuming dilution                          2.39              1.71             2.54              2.61             2.25
Cash dividends declared                                 0.68              0.68             0.68              0.60             0.56
Book value                                             31.92             29.19            28.68             26.74            24.32
Tangible book value                                    22.30             19.07            23.16             23.41            23.54
Selected Ratios:
Return on average assets                                0.59%             0.49%           0.78%              0.86%            0.90%
Return on average equity                                7.82              5.86             9.14             10.29             9.37
Dividend payout                                        28.28             39.65            26.54             22.96            25.03
Average equity to average assets                        7.61              8.33             8.58              8.31             9.62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company. It is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. The discussion set forth below contains certain statements that may be considered "forward-looking statements." Forward-looking statements involve risks, uncertainties and other factors that may cause the Company's actual results to materially differ from those projected in the forwarding-looking statements. For further information regarding forward-looking statements, you should review the discussion under the caption "FORWARD-LOOKING STATEMENTS" on page 1 of this report.

                            OVERVIEW OF PERFORMANCE

The Company derives substantially all of its revenue and income from community bank-related activities. The Banks operate as typical community banking institutions and do not engage in any specialized finance or capital markets activities. Northway Financial, Inc. functions primarily as the holder of stock of its subsidiaries and assists in the management of the operations of its subsidiaries as appropriate.

The principal components of the Company's income sources are net interest and dividend income. Net interest and dividend income is the difference between interest and fee income received on income earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Our other sources of income include revenues from fee-based services, such as debit card and ATM fees and sales of securities.

Economic and industry factors that could cause the Company's financial performance to differ from expected results include changes in applicable federal and state regulations, changes in the hospitality industry on which the Company's business is largely dependent, interest rate volatility, significant changes in loan losses which may affect the Company's allowance for loan losses and the related provision for loan losses, and changes in the securities market that would affect the performance of the Company's investment portfolio. Management evaluates each of these factors on an ongoing basis to determine their impact and to effect any strategies necessary to mitigate these risks.

The Company reported net income of $3,617,000, or $2.40 per common share, in 2003 compared to net income of $2,598,000, or $1.71 per common share, in 2002 and $3,873,000, or $2.55 per common share, in 2001. Return on average equity was 7.82% in 2002, compared to 5.86% in 2002 and 9.14% in 2001. Return on average assets was 0.59% in 2003, compared to 0.49% in 2002 and 0.78% in 2001.

During 2003, the Company took advantage of the improved market conditions for investment securities and realized securities gains totaling $1,522,000 compared to $151,000 for the prior year. The low interest rate environment resulted in significant mortgage refinancing activity. The Company decided to sell a portion of this loan volume in the secondary market based on our underwriting standards. The result of these sales was an increase in gain on sale of loans of $163,000 to $422,000 in 2003. The current low interest rate environment also provided the Company an opportunity to reduce its average cost of interest bearing liabilities by 0.59%. In addition, this rate environment allowed the Company to increase its average outstanding borrowings at very attractive rates and use the proceeds to fund increases in both average loans and investments.

During the year 2002, the Company continued the implementation of its growth initiatives with the purchase of three branches located in Laconia, Belmont and Pittsfield, New Hampshire. Also during 2002 the Company acquired and installed technology the cost of which was approximately $1,700,000 including a wide-area network, a voice over internet protocol telephone system, a new on-line teller system, document imaging and computer upgrades. The Company also made increases to staff during the year, most notably in the lending area. In addition, the sustained weakness of the equity market and the impact it had on certain holdings of the Company's equity securities resulted in net losses on sale of equity securities of $410,000 and write-downs of equity securities of $910,000. Costs associated with the expansion of the Company's branch network, new technology and personnel resulted in increased noninterest expense which, when added to the loss on sale of equity securities and the write-down of equity securities, caused a decline in 2002 earnings as compared to 2001.

                   NET INTEREST AND DIVIDEND INCOME ANALYSIS

Fluctuations in interest rates as well as changes in volume and mix of income earning assets and interest-bearing liabilities can materially impact net interest and dividend income, the principal source of our income. The discussion of net interest and dividend income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

The table below under the caption "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates," presents the average balances, income earned or interest paid, and average yields earned or rates paid on our assets and liabilities for the years ended December 31, 2003, 2002, and 2001.

Net interest and dividend income for 2003 increased $1,466,000, or 7%, over 2002. Interest and dividend income increased $85,000 in 2003 compared to 2002. This was due to an increase in average earning assets of $66,200,000 which increase was partially offset by a 0.74% decrease in the yield on average earning assets. Interest and dividend income on securities increased $423,000 as an increase in average securities of $17,360,000 was partially offset by a decrease in the average yield on securities of 0.56%. The increase in interest and dividend income on securities was partially offset by a decrease in interest income and fees on loans of $185,000 which decrease was primarily due to a decrease in the average yield of 0.82% and was partially offset by an increase in the average balance of $52,679,000. In addition, interest income on federal funds sold decreased $153,000 as the average balance decreased $3,818,000 and was accompanied by a decrease in the average yield of 0.65%.

Interest expense decreased $1,381,000, or 14%, in 2003 compared to 2002. The decrease in net interest expense was due primarily to a 0.59% decrease in the average rate paid on interest bearing liabilities partially offset by an increase in average interest bearing liability balances of $65,798,000. The decrease in the rate paid on interest bearing liabilities was a function of both the acquisition of long-term debt at attractive rates as well as a decision by management to lower rates on interest bearing deposits. The increase in the average liability balance is the result of increases in average FHLB advances of $16,570,000 as the Company took advantage of the current low rate environment to borrow $28,000,000 in medium-term advances at an average rate of 2.74%. Further, the average balance in junior subordinated debentures increased $8,971,000 as a result of the inclusion of this debt, which was issued during 2002, for the full 2003 fiscal year as compared to six months in fiscal 2002. . Average interest bearing deposits increased $40,527,000 due primarily to the fact that deposits acquired in October 2002 were recorded for the full 2003 fiscal year. Average securities sold under agreements to repurchase declined $270,000.

Net interest and dividend income for 2002 increased $802,000, or 4%, over 2001. While net interest and dividend increased, interest and dividend income decreased $3,653,000, or 10%, in 2002 compared to 2001. The continued decline in market interest rates during 2002 resulted in a 1.24% decrease in the yield on average earning assets. A 1.19% decrease in the yield on loans was partially offset by an increase in average loan balances of $13,829,000. This resulted in a net decrease of $3,736,000, or 12%, in interest and fees on loans. Federal funds sold income decreased $157,000 as a decrease in average yield of 1.67% was partially offset by a $5,175,000 increase in the average balance. The decrease in interest and fees on loans was partially offset by an increase in interest and dividend income on securities of $241,000, which was the result of an increase in average balances of $13,580,000 partially offset by a decrease in average yield of 0.86%.

Interest expense decreased $4,455,000, or 31%, in 2002 compared to 2001. The decrease in net interest expense was due primarily to a 1.33% decrease in rates paid on interest bearing liabilities partially offset by an increase in average balances of $30,832,000. The increase in average balances is the result of the issuance of junior subordinated debentures by the Company's Delaware statutory business trusts, Northway Capital Trust I and Northway Capital Trust II, with an average balance of $11,649,000 as well as an increase in average interest bearing deposit balances of $19,539,000 associated primarily with the branches acquired in the fourth quarter of 2002.

The trend in net interest and dividend income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest and dividend income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin decreased 0.26% to 4.16% in 2003 after having decreased 0.14% to 4.42% in 2002. The decrease in the net interest margin for 2003 was a direct result of the decrease in the yield on earning assets, which decrease was only partially offset by the decrease in the cost of funds. The portion of interest earning assets funded by interest bearing liabilities increased to 87% in 2003 compared to 85% in 2002 and 84% in 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of interest rate fluctuations. During 2003, the net interest rate spread decreased 0.15% to 3.92% as the yield on earning assets declined 0.74% and was only partially offset by a decrease in the cost of interest bearing liabilities of 0.59%. During 2002, the net interest rate spread increased 0.09% to 4.07% as the cost of interest bearing liabilities decreased 1.33% while the yield on earning assets declined 1.24%.

See the tables below under the captions "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates" and "Consolidated Rate/Volume Variance Analysis" for more information.

                         CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND AVERAGE YIELDS/RATES
                                                                         ($000 Omitted)
                                                                   For the Year Ended December 31,

                                              2003                              2002                          2001
                                  ------------------------------    ---------------------------     ---------------------------
                                                        Average                         Average                         Average
                                   Average    Income/   Yield/      Average   Income/   Yield/      Average   Income/    Yield/
                                   Balance    Expense    Rate       Balance   Expense    Rate       Balance   Expense    Rate
                                   -------    -------    ----       -------   -------    ----       -------   -------    ----
Assets
  Interest earning assets:
    Federal funds sold            $ 15,153    $   118    0.78%      $ 18,971  $   271    1.43%     $ 13,796   $   428    3.10%
    Interest bearing deposits          224          2    0.89            225        2    0.89           109         3    2.75
    Securities(1)(2)                85,074      3,943    4.64         67,714    3,520    5.20        54,134     3,279    6.06
    Loans, net(3)(4)               461,472     27,756    6.01        408,793   27,941    6.83       394,964    31,677    8.02
                                  --------    -------               --------  -------              --------   -------
      Total interest earning
        assets(5)                  561,923     31,819    5.66        495,703   31,734    6.40       463,003    35,387    7.64
                                              -------                         -------                         -------
Cash and due from banks             14,907                            14,597                         13,529
Allowance for loan losses           (4,983)                           (4,794)                        (4,481)
Premises and equipment, net         12,447                            12,064                         11,283
Other assets                        23,753                            14,960                         10,811
                                  --------                          --------                       --------
      Total assets                $608,047                          $532,530                       $494,145
                                  ========                          ========                       ========
Liabilities
  Interest bearing liabilities:
    Regular savings               $ 80,741        338    0.42       $ 70,559      712    1.01      $ 62,596       992    1.58
    NOW and super NOW               87,212        285    0.33         66,742      273    0.41        56,326       359    0.64
    Money market accounts           66,159        495    0.75         54,676      894    1.64        38,232     1,111    2.91
    Certificates of deposit        161,405      3,304    2.05        163,013    4,650    2.85       178,297     8,862    4.97
    Securities sold under
      agreements to Repurchase       7,895        123    1.56          8,165      136    1.67        10,990       469    4.27

    FHLB advances                   63,271      2,876    4.55         46,701    2,508    5.37        44,232     2,500    5.65
    Junior subordinated debentures  20,620      1,036    5.02         11,649      665    5.71             -         -       -
                                  --------    -------    ----       --------  -------    ----      --------   -------    ----
       Total interest bearing
         liabilities               487,303      8,457    1.74        421,505    9,838    2.33       390,673    14,293    3.66
                                              -------                         -------                         -------
Noninterest bearing deposits        71,160                            64,513                         57,621
Other liabilities                    3,307                             2,180                          3,474
                                  --------                          --------                       --------
      Total liabilities            561,770                           488,198                        451,768

Stockholders' equity                46,277                            44,332                         42,377
                                  --------                          --------                       --------
      Total liabilities and
stockholders' Equity              $608,047                          $532,530                       $494,145
                                  ========                          ========                       ========
Net interest and dividend
  income (6)                                  $23,362                         $21,896                         $21,094
                                              =======                         =======                         =======
Interest rate spread(7)                                  3.92%                           4.07%                           3.98%
Net interest margin(8)                                   4.16%                           4.42%                           4.56%

(1) Reported on a tax equivalent basis. Reported interest on securities of $3,705,000, $3,330,000 and $2,996,000 was adjusted by
    $238,000, $190,000 and $283,000, for 2003, 2002 and 2001, respectively, to reflect the tax equivalent adjustment.
(2) Average balances are calculated using the adjusted cost basis.
(3) Reported on a tax equivalent basis. Reported interest and fees on loans of $27,682,000, $27,879,000 and $31,587,000 was adjusted by $74,000, $62,000 and $90,000 for 2003, 2002 and 2001, respectively, to reflect the tax equivalent adjustment.
(4) Net of unearned income. Includes loans held for sale and nonperforming loans.
(5) Reported on a tax equivalent basis. Reported interest and dividend income of $31,507,000, $31,482,000 and $35,014,000 was adjusted by $312,000, $252,000 and $373,000 for 2003, 2002 and 2001, respectively, to reflect the tax equivalent adjustment.
(6) Reported on a tax equivalent basis. Reported net interest and dividend income of $23,050,000, $21,644,000 and $20,721,000 was adjusted by $312,000, $252,000 and $373,000 for 2003, 2002 and 2001, respectively, to reflect the tax equivalent adjustment.
(7) Interest rate spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities.
(8) The net interest margin equals net interest income divided by total average interest earning assets.

                                                 CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS(1)

                                                   2003 Compared to 2002                           2002 Compared to 2001
                                          Increase (Decrease) Due to Change In              Increase (Decrease) Due to Change In
                                         ----------------------------------------        ----------------------------------------

                                         Volume     Rate        Mix         Total        Volume       Rate        Mix        Total
                                         ------     ----        ---         -----        ------       ----        ---        -----

Interest and dividend income
Federal funds sold                      $   (55)  $  (123)    $    25     $  (153)       $   161    $  (231)    $  (87)    $  (157)
Interest bearing deposits                  --        --          --          --                3         (2)        (2)         (1)
Securities                                  902      (381)        (98)        423            823       (465)      (117)        241
Loans                                     3,600    (3,353)       (432)       (185)         1,109     (4,681)      (164)     (3,736)
                                        -------   -------     -------     -------        -------    -------     ------     -------
Total interest and dividend income        4,447    (3,857)       (505)         85          2,096     (5,379)      (370)     (3,653)
                                        -------   -------     -------     -------        -------    -------     ------     -------

Interest expense:
Regular savings                             103      (417)        (60)       (374)           126       (360)       (46)       (280)
NOW and super NOW                            83       (55)         16          12             67       (129)       (24)        (86)
Money market accounts                       188      (485)       (102)       (399)           478       (486)      (209)       (217)
Certificates of deposit                     (46)   (1,313)         13      (1,346)          (760)    (3,776)       324       (4212)
Securities sold under agreements
  to repurchase                              (4)       (9)       --           (13)          (121)      (286)        74        (333)
FHLB advances                               890      (385)       (137)        368            140       (125)        (7)          8
Junior subordinated debentures              512       (80)        (61)        371            665       --         --           665
                                        -------   -------     -------     -------        -------    -------     ------     -------
Total interest expense                    1,726    (2,744)       (363)     (1,381)           595     (5,162)       112      (4,455)
                                        -------   -------     -------     -------        -------    -------     ------     -------

Net interest and dividend income        $ 2,721   $(1,113)    $  (142)    $ 1,466        $ 1,501    $  (217)    $ (482)    $   802
                                        =======   =======     =======     =======        =======    =======     ======     =======

(1) Reported on a tax equivalent basis.

                           PROVISION FOR LOAN LOSSES

The provision for loan losses represents the annual cost of providing an allowance for losses inherent in the loan portfolio. The size of the provision for each year is determined by management based upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

The provision for loan losses was $805,000 in 2003, a decrease of $95,000 from the provision recorded in 2002. The 2002 provision of $900,000 was unchanged from 2001. The provision for each of the three years was based upon a review of the adequacy of the allowance for loan losses, which review is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

The decrease in the provision was due in part to the recording of $70,000 to other expense for a provision for losses related to unfunded loan commitments such as unused lines of credit and unused portions of home-equity loans. This provision had previously been calculated as part of the allowance for loan losses.

Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provision for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and modify the provision to the allowance for loan losses as appropriate. For additional information regarding estimates in the assessment of the allowance for loan losses see "Application of Critical Accounting Policies" below.

                               NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales.

The following table sets forth the components of the Company's noninterest income:

                                                          ($000 Omitted)
                                                      Years Ended December 31,
                                                    ---------------------------
                                                    2003       2002       2001
                                                    ----       ----       ----
Service charges and fees on deposit accounts       $1,673     $1,473     $1,169
Gain on sales of securities
  available-for-sale, net                           1,522        151        128
Gain on sales of loans, net                           422        259        438
Other                                               1,758      1,513      1,174
                                                   ------     ------     ------
Total noninterest income                           $5,375     $3,396     $2,909
                                                   ======     ======     ======

Fee income from service charges and fees on deposit accounts increased 14% in 2003, 26% in 2002 and 11% in 2001. The improvement in 2003 is due principally to increases in overdraft fee income and service charge income resulting from the full year impact of the branch acquisitions completed in October 2002. The improvement in 2002 is due principally to the introduction of new overdrawn account procedures and fee schedules introduced in January 2002 as well as the impact of the branch purchases during the fourth quarter 2002. The improvements in 2001 were due to an increased number of deposit accounts as a result of the Littleton branch purchase in October 2001.

Net gains on sales of securities were $1,522,000 in 2003 compared to $151,000 in 2002 and $128,000 in 2001. Securities gains in 2003 were the result of improved market conditions for investment securities. Securities gains, net, in 2003 included $175,000 of net losses on sales of equity securities compared to net losses of $410,000 in 2002 and net gains of $55,000 in 2001. Net gains on the sales of debt securities totaled $1,669,000 in 2003 compared to $561,000 in 2002 and $73,000 in 2001.

The low interest rate environment resulted in significant mortgage refinancing activity. The Company decided to sell a portion of this loan volume in the secondary market based on our underwriting standards. The result of these sales was an increase in gain on sale of loans of $163,000 to $422,000 in 2003. During 2002 and 2001, the Company recorded a gain on sale of loans of $259,000 and $438,000, respectively. The gain on sale of loans in 2002 resulted from the sale of mortgage loans to the secondary market. 2001 gains reflect loans sold to the secondary market as well as a realized gain of approximately $148,000 from the sale of a pool of nonperforming loans.

Other noninterest income (sources of which include debit card interchange fees, credit card merchant and fee income, automated teller machine fees, loan fees and safe deposit fees) increased $245,000, or 16%, to $1,758,000 in 2003 following an increase of $339,000, or 29%, to $1,513,000 in 2002 from $1,174,000 in 2001. The increase in 2003 was due primarily to the recognition of approximately $191,000 in other loan fees resulting from transactions with Federal Home Loan Mortgage Corporation ("FHLMC"). The increase in 2002 compared to 2001 was the result of increases in several categories including official check fees, debit card interchange fees, the sale of bank owned real estate, and the introduction of a loan extension skip-a-payment program for indirect installment loans.

                              NONINTEREST EXPENSE

Total noninterest expense increased $2,101,000, or 10%, during 2003 following an increase of $2,886,000, or 17%, during 2002 and an increase of $450,000, or 3%, during 2001. The increase in expenses during 2003 is due in large part to the full year impact of the October 2002 branch purchases, which contributed to the overall in increase in salaries and benefits expense, office occupancy and equipment expense and increased expenses associated with the amortization of core deposit intangibles. The increase to expenses during 2002 is due in large part to the $910,000 write-down of equity securities, expenses related to the acquisition of three branches during the fourth quarter, staff additions and technology initiatives. During 2001 expenses increased due to the Company's initiatives to standardize product offerings at the subsidiary banks, to increase market share in existing markets and entry into new markets. In 2001 the Company acquired a branch in Littleton, New Hampshire and completed construction of a new branch location in Tilton, New Hampshire.

The following table sets forth information relating to the Company's noninterest expense during the periods indicated:

                                                        ($000 Omitted)
                                                    Years Ended December 31,
                                              --------------------------------
                                                 2003         2002        2001
                                              -------     --------      ------
Salaries and employee benefits                $11,426     $  9,758      $9,014
Office occupancy and equipment                  3,753        3,298       2,864
Amortization of unidentifiable intangible
  assets                                            -            -         625
Amortization of core deposit intangible           954          476           -
Write-down of equity securities
  available-for-sale                              184          910           -
Professional fees                               1,166        1,096         886
Stationery and supplies                           556          596         486
Telephone                                         571          505         283
Postage and shipping                              378          378         323
ATM expense                                       442          366         352
Other                                           2,706        2,652       2,316
                                              -------      -------     -------
Total noninterest expense                     $22,136      $20,035     $17,149
                                              =======      =======     =======

Salaries and employee benefits increased $1,668,000, or 17%, from 2002 to 2003 and $744,000, or 8%, from 2001 to 2002. These increases reflect staff additions in connection with the expansion of the retail franchise, increased lending activities and normal salary and wage increases. Also, during 2003, the Company recorded a liability to deferred compensation related to a Supplemental Employee Retirement Plan ("SERP"). Refer to Note 15 to the Consolidated Financial Statements for a further discussion regarding the SERP.

Office occupancy and equipment expense increased $455,000, or 14%, from 2002 to 2003 and $434,000, or 15%, from 2001 to 2002. These increases were due to increases in depreciation expense associated with technology purchases made in 2002 as well as the expansion of the retail franchise.

The amortization of core deposit intangibles, net, increased $478,000 from 2002 to 2003 due to the full year impact of the October 2002 branch purchases. Amortization of unidentifiable intangible assets and amortization of core deposit intangible, net, decreased $149,000 from 2001 to 2002. On October 1, 2002, the Company adopted SFAS 147 which resulted in a decrease of amortization expense of $281,000 over the prior year which was partially offset by the recording of $132,000 of amortization of core deposit intangible associated with the fourth quarter branch acquisitions.

These increases were offset, in part, by a decrease in the write-down on equity securities of $726,000. During 2003, the Company recorded a write-down of equity securities of $184,000 compared to $910,000 for the prior year. During 2003, five securities were determined to be other than temporarily impaired due to sustained weakness in their sector as well as weaknesses related to the individual companies. During 2002, the sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors, resulted in the Company determining that the market values of certain of its marketable equity securities were other than temporarily impaired. As a result, during 2002 the Company recorded a write-down of equity securities of $910,000.

                              INCOME TAX EXPENSE

The Company recognized $1,867,000, $1,507,000 and $1,708,000 in income tax expense for the years ended December 31, 2003, 2002 and 2001, respectively. The effective tax rate was 34.1% for 2003, 36.7% for 2002 and 30.6% for 2001. The increase in the effective tax rate in 2002 compared to 2001 is due to the fact that, during 2001, the Company had obtained a number of state tax credits in New Hampshire related to economic development grants. In addition, the 2001 tax rate as compared to 2000 was reduced by the increased level of municipal income. This was partially offset by a 50 basis point increase, or 0.50%, in the State of New Hampshire Business Profits Tax. For additional information relating to income taxes, see Note 14 to the Consolidated Financial Statements.

                                     ASSETS

Total assets increased $10,271,000, or 2%, to $609,216,000 at December 31, 2003 compared to $598,945,000 at December 31, 2002. The following is a summary of significant balance sheet changes.

                                                         ($000 Omitted)
                                                   Years Ended December 31,
                                          --------------------------------------
                                          2003       2002    Change     % Change
                                          ----       ----    ------     --------
Total assets                          $609,216   $598,945  $  10,271      1.7%
Earning assets                         562,311    548,980     13,331      2.4
Federal funds sold                      16,470     10,170      6,300     61.9
Securities available-for-sale,
  at fair value*                        78,786     96,109    (17,323)   (18.0)
Loans, net of unearned income          467,985    442,152     25,833      5.8
Deposits                               463,307    476,194    (12,887)    (2.7)
Borrowings                              95,021     74,871     20,150     26.9
Stockholders' equity                    47,872     44,266      3,606      8.1

* Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

The increase in earning assets of $13,331,000 was due primarily to an increase in gross loans partially offset by a decrease in securities available-for-sale. The increase in earning assets was funded by an increase in borrowings, specifically FHLB medium-term advances which were acquired at attractive rates in the current low interest rate environment. This increase in borrowings was partially offset by a decrease in deposits, primarily time accounts.

                         SECURITIES AVAILABLE-FOR-SALE

The Company's securities are classified into one of two categories based on management's intent to hold the securities: (i) "held-to-maturity" securities, or (ii) securities "available-for-sale." Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of stockholders' equity. At December 31, 2003 and 2002 the Company had no securities designated as held-to-maturity.

The following table summarizes the Company's securities portfolio at December 31, 2003 and 2002, showing amortized cost and fair value for each category:

                                                       ($000 Omitted)
                                                         December 31,
                                        ---------------------------------------
                                                2003                  2002
                                        ------------------    ----------------
                                        Amortized   Fair      Amortized   Fair
                                          Cost      Value       Cost      Value
Securities available-for-sale:
  US Treasury and US government
    agencies                            $37,945    $37,840    $36,167   $36,188
  Mortgage-backed securities              2,803      2,888      7,286     7,476
  Collateralized mortgage obligations        15         15      5,103     5,170
  Marketable equity securities            2,589      2,766      3,163     2,377
  Corporate bonds                        20,857     21,983     33,407    33,848
  State and political subdivisions        8,066      8,224      6,154     6,338
                                        -------    -------    -------   -------
    Total securities
      available-for-sale                $72,275    $73,716    $91,280   $91,397
                                        =======    =======    =======   =======

Total securities decreased $17,861,000 during 2003 to $73,716,000. One of the primary functions of the investment portfolio is to provide liquidity to the Company. During 2003, the Company had the ability to increase outstanding loans, which are a higher yielding asset. As a result of the low interest rate environment during 2003, the Company sold several corporate bonds at attractive gains and reinvested these proceeds into the loan portfolio.

The net unrealized gain on securities available-for-sale was $1,441,000 at December 31, 2003 compared to $117,000 at December 31, 2002. At December 31, 2003, the net unrealized gain on debt securities was $1,264,000 and the net unrealized gain on marketable equity securities was $177,000. At December 31, 2002, the net unrealized gain on debt securities totaled $903,000, which was partially offset by a net unrealized loss on marketable equity securities of $786,000. The net unrealized gain on debt securities for both years is primarily the result of the low rate environment during 2003 and 2002, which resulted in an appreciation in value of existing debt holdings. The net unrealized loss on marketable equity securities for 2002 is primarily the result of the weak equity market.

Due to the decline in the performance of securities in certain sectors and specific companies within those sectors, the Company determined, through the evaluations described in Note 1 to the Consolidated Financial Statements, that the market values of certain of its marketable equity securities were other than temporarily impaired. As a result, during 2003 net losses on sales of marketable equity securities amounted to $147,000 and write-downs of marketable equity securities amounted to $184,000. During 2002 net losses on sales of marketable equity securities amounted to $410,000 and write-downs of marketable equity securities amounted to $910,000.

At December 31, 2003, the Company's investment in equity securities totaled $2,766,000. This amount is net of a market value adjustment of $177,000, of which the full amount was reflected in accumulated other comprehensive loss in stockholders' equity.

The Company has a general policy of purchasing investment grade securities and U.S. government securities to minimize credit risk. All securities, however, carry interest rate risk, which affect their market values such that as market yields increase, the value of the Company's securities decline and vice versa. Additionally, mortgage-backed securities carry prepayment risk whereby expected yields may not be achieved due to the inability to reinvest proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio.

A portion of the securities portfolio is pledged to secure public deposits, short-term securities sold under agreements to repurchase and treasury, tax and loan accounts. Refer to Note 3 to the Consolidated Financial Statements for a further discussion of pledging of securities.

                                     LOANS

Loans increased 6% in 2003 with the most significant increases occurring in residential real estate, commercial real estate and indirect installment loans. At December 31, 2002 loans increased 10% over the prior year as all categories of loans, with the exception of other loans, recognized increases, with the greatest increases occurring in residential real estate, installment loans and indirect installment loans. The following table presents the composition of the loan portfolio as of December 31, 2003 and 2002:

                                                      ($000 Omitted)
                                                  Percent               Percent
                                           2003   of Total       2002   of Total
                                       --------   --------   --------   --------
Real estate:
  Residential                          $129,493     27.7%    $114,526     25.9%
  Commercial                            120,366     25.7      111,941     25.3
  Construction                            3,851      0.8        6,330      1.4
Commercial                               24,528      5.2       23,885      5.4
Installment                              30,291      6.5       40,169      9.1
Indirect installment                    150,807     32.2      139,477     31.5
Other                                     8,896      1.9        6,031      1.4
                                       --------    -----     --------    -----
                                       $468,232    100.0%    $442,359    100.0%
                                       ========    =====     ========    =====

The loan portfolio mix shifted slightly during the year. Indirect installment loans, which are fixed-rate loans secured by automobiles originated through automobile dealers with an average term of 60 months, comprised 32.2% of the loan portfolio at December 31, 2003 as compared to 31.5% at the end of 2002. Residential real estate loans increased to account for 27.7% of the portfolio from 25.9% at December 31, 2002 due in part to the decision to retain high credit quality fixed rate mortgages in the portfolio rather than sell in the secondary market. Installment loans, which include consumer loans, fixed rate equity loans, and home equity lines of credit, comprised 6.5% of the portfolio at December 31, 2003 compared to 9.1% a year ago due primarily to a decrease in home equity lines of credit. The Company strives to maintain a balanced portfolio consisting of approximately 30% residential real estate loans, 33-35% commercial loans, and 35-37% installment and other loans.

Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and many are additionally secured by a guarantee of the federal Small Business Administration. Commercial real estate and commercial loans increased by $9,068,000 in 2003 as compared to 2002. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and maintain the balance of its portfolio.

Residential real estate loans increased by $14,967,000 in 2003, a 13% increase from 2002, compared to an increase of $5,265,000, or 5%, in 2002 compared to 2001. The Company originates both fixed-rate and adjustable-rate residential loans for its portfolio. Some fixed-rate residential loans are originated for sale to investors in the secondary market. The increase in residential real estate loans in 2003 resulted primarily from the Company's decision to retain a greater percentage of fixed-rate residential mortgage loans.

Installment loans consist primarily of loans originated directly by the Company, however, as part of the Laconia, Belmont and Pittsfield branch acquisitions, the Company purchased installment loans totaling approximately $18,102,000 during 2002. During 2003, installment loan balances decreased $9,878,000 compared to 2002. Indirect installment loans increased by $13,330,000, or 8%, in 2003.

                             NONPERFORMING ASSETS

Nonperforming assets were $4,180,000, or 0.69% of total assets, at December 31, 2003 compared to $3,892,000, or 0.65% of total assets, at December 31, 2002, an increase of $288,000, or 7%. Nonperforming assets are comprised primarily of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At December 31, 2003, nonaccrual loans totaled $4,089,000, or 0.87% of total loans, compared to $3,619,000, or 0.82% of total loans, in 2002. There was no other real estate owned at December 31, 2003 compared to $175,000 of other real estate owned at December 31, 2002. Other chattels owned decreased $7,000 to $91,000 at December 31, 2003 compared to $98,000 at December 31, 2002.

                           ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the existing loan portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. In addition various federal and state regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. For additional information regarding estimates in the assessment of the allowance for loan losses see "Application of Critical Accounting Policies-Allowance for Loan Losses" below.

The Company's allowance for loan losses increased $116,000 from December 31, 2002 to $5,036,000, or 1.08% of total loans, at December 31, 2003.

The following table sets forth the composition of the allowance for loan losses for the periods indicated:

                                                            ($000 Omitted)
                                                        Years Ended December 31,
                                                     2003       2002       2001
                                                   ------     ------     ------
Beginning allowance                                $4,920     $4,642     $4,354
Provision for loan losses                             805        900        900
Loans charged-off                                    (870)      (824)      (734)
Recoveries of loans previously charged-off            181        202        122
                                                   ------     ------     ------
Net charge-offs                                      (689)      (622)      (612)
                                                   ------     ------     ------
Ending allowance                                   $5,036     $4,920     $4,642
                                                   ======     ======     =======
Allowance as a percentage of loans outstanding       1.08%      1.11%      1.16%
Allowance as a percentage of nonperforming loans    123.2     135.95     333.48
Net charge-offs as a percentage of average loans     0.15       0.15       0.15

                                    DEPOSITS

Total deposits at December 31, 2003 were $463,307,000, a decrease of $12,887,000, or 3%, compared to $476,194,000 at December 31, 2002. The decrease in deposits was due primarily to a decrease in time deposits partially offset by an increase in regular savings, NOW and money market accounts.

The following table sets forth the components of deposits for the periods indicated:

                                                           ($000 Omitted)
                                                             December 31,
                                                      2003               2002
                                                   ---------          ---------
Demand                                              $ 69,599           $ 71,759
Regular savings, NOW and money market                244,766            232,892
Time                                                 148,942            171,543
                                                    --------           --------
  Total deposits                                    $463,307           $476,194
                                                    ========           ========

At December 31, 2003, time deposits of $100,000 or more are scheduled to mature as follows:

                                                         ($000 Omitted)
3 months or less                                            $ 6,069
Over 3 to 6 months                                            4,771
Over 6 to 12 months                                           7,354
Over 12 months                                                4,514
                                                            -------
                                                            $22,708

                                   BORROWINGS

At December 31, 2003 short-term borrowings consisted of securities sold under agreements to repurchase of $7,401,000 compared to $8,251,000 for 2002.

Long-term debt in 2003 consists of FHLB term advances of $67,000,000 as well as $20,620,000 of junior subordinated debentures, compared to $46,000,000 of FHLB term advances and $20,620,000 of junior subordinated debentures in 2002. Many of the long-term term FHLB advances are callable quarterly with call dates in January, February and March 2004. The increase in FHLB advances is the result of twelve new advances, totaling $28,000,000, during the year ranging in term from two years to seven years with an average interest rate of 2.74% which was partially offset by the maturity of $7,000,000 in advances.

Junior subordinated debentures consist of two issues of floating rate trust preferred securities acquired during April and July 2002 in the amount of $7,217,000 and $13,403,000, respectively, due in 2032. These trust preferred securities were offered for the purpose of providing capital to the subsidiary banks to ensure adequate capital following the recent branch acquisitions and for general corporate purposes. As of December 31, 2003, of the $20,620,000 principal amount outstanding, $10,858,000 qualified as Tier 1 capital and $9,142,000 was allocated to Tier 2 capital.

See Notes 9 and 10 to the Consolidated Financial Statements for additional information regarding our borrowings.

The following table sets forth certain information concerning the Company's borrowings at the dates indicated:

                                                          ($000 Omitted)
                                                            December 31,
                                                      2003               2002
                                                     -------            -------
Short-term borrowings                                $ 7,401            $ 8,251
Long-term debt                                        87,620             66,620
                                                     -------            -------
                                                     $95,021            $74,871
                                                     =======            =======

At December 31, 2003, long-term debt is scheduled to mature as follows:

                                                       ($000 Omitted)
Less than one year                                        $ 9,000
One to three years                                         19,000
Three to five years                                        11,000
Over five years                                            48,620
                                                          -------
                                                          $87,620
                                                          =======

                         OFF-BALANCE SHEET ARRANGEMENTS

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Financial instruments with off-balance sheet credit risk at December 31, 2003 and 2002 totaled $45,276,000 and $58,229,000, respectively.

See Note 16 to the Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage (Tier 1 capital to average assets) ratios. Tier 1 capital consists of stockholders' equity, net of intangible assets as well as a portion of junior subordinated debentures. Tier 2 capital consists of a limited amount of allowance for loan losses and the portion of junior subordinated debentures not allocated to Tier 1 capital. Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 2003 and 2002, Banks were "well capitalized" as defined under FDIC regulations.

         The following table sets forth the Company's risk-based capital and leverage ratios:

                                                            ($000 Omitted)
                                                             December 31,
                                                         2003            2002
                                                       --------        --------
Risk-adjusted assets                                   $453,272        $445,281
Tier 1 capital (to average assets)                         7.22%           6.70%
Tier 1 capital (to risk weighted assets)                   9.66            8.57
Total capital (to risk weighted assets)                   12.81           12.04

Total stockholders' equity includes a $149,000 adjustment for accumulated other comprehensive income, net of tax, at December 31, 2003 and a $1,366,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2002. At December 31, 2003, this adjustment was comprised of a net unrealized gain on securities available-for-sale of $870,000, net of taxes, and an unfunded pension accumulated benefit obligation of $721,000, net of taxes. The net unrealized gain on securities available-for-sale is attributable primarily to the low interest rate environment which results in appreciation of securities held at higher than market rates. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of investment securities has resulted in the unfunded pension accumulated benefit obligation. For additional information regarding estimates see "Application of Critical Accounting Policies" below.

The Company intends to continue to pay dividends on a quarterly basis subject to the financial condition and earnings of the Company, capital requirements, and other factors, including applicable governmental regulations. No dividends will be payable unless declared by the Board of Directors and then only to the extent funds are legally available for the payment of such dividends.

                  APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Allowance for Loan Losses. Allowance for loan losses are estimated at the individual Banks based on estimates of losses related to customer loan balances. In establishing the appropriate provisions for customer loan balances, the Company makes assumptions with respect to their future collectibility. The Company's assumptions are based on an individual assessment of the customer's credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) the customer's ability to meet and sustain their financial commitments; (b) a customer's current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding loan balances based on the Company's experience in collecting these amounts. The Company's level of allowance for loan losses fluctuates depending upon all of the factors mentioned above.

Goodwill and Core Deposit Intangible. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill and intangible asset impairment in the fourth quarter of each year. In that goodwill is carried on the books of the Banks and Northway Financial, Inc. owns 100% of their outstanding stock, there is no market value for their common stock. The Company utilizes a multiple of earnings approach in analyzing the valuation of goodwill. Core deposit intangibles are carried on the books of the Banks as well. The valuation of core deposit intangibles incorporate deposits acquired compared with current deposit levels, considers deposit outflow assumptions made at acquisition as well as other factors.

The most recent impairment test of goodwill and core deposit intangible assets indicated that no adjustment was required. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and core deposit intangible that totaled $10,152,000 and $3,903,000, respectively, at December 31 2003. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or the impact of changes in federal and state laws and regulations.

Pension Benefits. The Company maintains a trusteed non-contributory pension plan (the "Plan") covering substantially all full-time employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the Plan. Key factors include assumptions about the expected rates of return on plan assets and discount rates. The Company considers market conditions, including changes in investment returns and interest rates, in making these assumptions.

The Company determines the expected long-term rate of return on plan assets based on the building block method, which consists of aggregating the expected rates of return for each component of the plan's asset mix. Plan assets are comprised primarily of mutual funds including bond funds, US equity funds, international equity funds, real estate funds and short-term money market funds. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments on the Company's annual measurement date (December 31) and is subject to change each year.

Unrecognized actuarial gains and losses are being recognized over approximately a 17-year period, which represents the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with FAS 87, "Employers' Accounting for Pensions."

The actuarial assumptions used by the Company in determining its pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company's financial position or results of operations.

Mortgage Servicing Rights (MSR or MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 year.) Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value of an individual stratum exceeds its fair value, an impairment reserve must be recognized. Future changes in management's assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company's financial condition and results of operations either positively or adversely.

                                  MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Company's Boards of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company's Asset Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon given both an immediate 300 basis point, or 3%, upward and downward shift in interest rates. Given the current level of interest rates, the Company has modeled an upward shift in rates of 300 basis points and a downward shift in rates of 100 basis points. Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the twelve months ending December 31, 2004 would increase by an amount equal to approximately 1.25%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 100 basis points, the December 31, 2003 earnings simulation model projects that net interest income for the twelve months ending December 31, 2004 would decrease by an amount equal to approximately 2.19%.

Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2003 earnings simulation model projected that net interest income for the twelve months ending December 31, 2005 would increase by an amount equal to approximately 7.30%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 100 basis points, the December 31, 2003 earnings simulation model projected that net interest income for the twelve months ending December 31, 2005 would decrease by an amount equal to approximately 7.15%. The projected results are within Company policy limits for both years.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cashflows. The assumptions differed in each of the periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during 2003 compared to 2002 were the continuation of the low interest rate environment, changes in the yield curve for investment securities, the increase in the aggregate principal amount in fixed-rate loans extended by the Banks, the aggregate decrease in securities available-for-sale, the decrease in total deposits, as well as the increase in long-term debt.

                                 LIQUIDITY RISK

Liquidity risk management involves the Company's ability to raise funds in order to meet its existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at contractual maturity, the repayment of debt as it matures, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the ALCO. At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include brokered deposits, deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

Additionally, the parent holding company requires cash for various operating needs including dividends to stockholders, the purchase of treasury stock, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for the parent holding company are dividends from the subsidiary banks and reimbursement for services performed on behalf of the banks. Additionally, the parent holding company may utilize outside sources of funding such as the issuance of the trust preferred securities during 2002.

Cash and cash equivalents increased by $3,659,000 during 2003. Cash used for investing activities totaled $8,664,000 with lending activities utilizing $27,538,000 and investment purchases providing $19,577,000. Cash provided by financing activities totaled $5,737,000. This cash consisted of $28,000,000 from advances from the FHLB partially offset by the repayment of maturing FHLB advances in the amount of $7,000,000 as well as a decrease in deposits of $12,887,000. The net cash provided by operating activities totaled $6,586,000 and consisted primarily of net income of $3,617,000, a decrease in loans held for-sale and a decrease in other assets and other liabilities, net.

                      CAPITAL EXPENDITURES AND COMMITMENTS

During 2003, the Company incurred approximately $1,806,000 in capital expenditures. The expenditures included approximately $846,000 for the purchase and improvement of a commercial lending and administration facility in North Conway, New Hampshire. Approximately $307,000 was expended for the reengineering of the operations department of the Berlin main office facility, which included both construction and furniture costs. The remaining expenditures were for normal replacement of, or upgrades in, existing property and equipment.

During 2002, the Company incurred approximately $2,628,000 in capital expenditures. These expenditures included approximately $1,700,000 in technology improvements including installation of a wide-area network, a voice over internet protocol telephone system, a new on-line teller system, document imaging and computer upgrades. In addition, $430,000 was recorded for the purchase of real estate in Laconia, New Hampshire as part of the branch acquisition. The remaining expenditures were for normal replacement of, or upgrades in, existing property and equipment.

The Company's estimated capital expenditures for 2004 total $2,067,000. The Company has budgeted approximately $1,150,000 to complete improvements and provide equipment and furniture for the commercial lending and administration facility in North Conway, $276,000 for ATM software and $153,000 for the replacement of the mainframe computer. The remaining expenditures will be incurred for normal replacement of, or upgrades to, existing property and equipment. These expenditures are expected to be funded through normal Company cash flows.

                            CONTRACTUAL OBLIGATIONS

The table below contains information on the Company's contractual obligations as of the fiscal year ended December 31, 2003:

                                                        Less Than          1-3              3-5            More than
Contractual Obligations               Total              One Year          Years            Years          Five Years
---------------------------------------------------------------------------------------------------------------------
FHLB Advances                        $67,000              $9,000         $19,000          $11,000            28,000
Junior subordinated debentures        20,620                   -               -                -            20,620
                                    -------------------------------------------------------------------------------
   Total                             $87,620              $9,000         $19,000          $11,000           $48,620
                                     ==============================================================================

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                             ($000 Omitted, Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31,                                                                     2003       2002      2001
------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans                                                                       $27,682    $27,879   $31,587
Interest on debt securities available-for-sale:
   Taxable                                                                                         3,075      2,781     2,169
   Tax-exempt                                                                                        393        308       485
Dividends                                                                                            237        241       342
Interest on federal funds sold                                                                       118        271       428
Interest on interest bearing deposits                                                                  2          2         3
------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                                31,507     31,482    35,014
------------------------------------------------------------------------------------------------------------------------------

Interest expense
Interest on deposits:
   Regular savings, NOW and money market deposit accounts                                          1,118      1,878     2,462
   Certificates of deposit (in denominations of $100,000 or more)                                    560        703     1,363
   Other time                                                                                      2,744      3,947     7,499
Interest on short-term borrowings                                                                    126        141       513
Interest on long-term debt                                                                         3,909      3,169     2,456
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                             8,457      9,838    14,293
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                                  23,050     21,644    20,721
Provision for loan losses                                                                            805        900       900
------------------------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses                                  22,245     20,744    19,821
------------------------------------------------------------------------------------------------------------------------------

Noninterest income
Service charges and fees on deposit accounts                                                       1,673      1,473     1,169
Gain on sales of securities available-for-sale, net                                                1,522        151       128
Gain on sales of loans, net                                                                          422        259       438
Other                                                                                              1,758      1,513     1,174
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                           5,375      3,396     2,909
------------------------------------------------------------------------------------------------------------------------------

Noninterest expense
Salaries and employee benefits                                                                    11,426      9,758     9,014
Office occupancy and equipment                                                                     3,753      3,298     2,864
Amortization of core deposit intangible                                                              954        476         -
Amortization of unidentifiable intangible assets                                                       -          -       625
Write-down of equity securities                                                                      184        910         -
Other                                                                                              5,819      5,593     4,646
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                         22,136     20,035    17,149
------------------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                                                   5,484      4,105     5,581
Income tax expense                                                                                 1,867      1,507     1,708
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       $ 3,617    $ 2,598   $ 3,873
------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                                                  $  2.40    $  1.71   $  2.55
Earnings per common share assuming dilution                                                      $  2.39    $  1.71   $  2.54
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                             ($000 Omitted)
AS OF DECEMBER 31,                                                                                          2003          2002
----------------------------------------------------------------------------------------------------------------------------------
Assets Cash and cash equivalents:
    Cash and due from banks and interest bearing deposits                                                $14,615       $17,256
    Federal funds sold                                                                                    16,470        10,170
----------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                           31,085        27,426
----------------------------------------------------------------------------------------------------------------------------------

Securities available-for-sale, at fair value                                                              73,716        91,397
Federal Home Loan Bank stock                                                                               4,705         4,632
Federal Reserve Bank stock                                                                                   365            80
Loans held-for-sale                                                                                          511           669
----------------------------------------------------------------------------------------------------------------------------------
Loans, net before allowance for loan losses                                                              467,985       442,152
Less: allowance for loan losses                                                                            5,036         4,920
----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                                462,949       437,232
----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                                               12,858        12,503
Other real estate owned                                                                                        -           175
Goodwill                                                                                                  10,152        10,152
Core deposit intangible                                                                                    3,903         4,857
Other assets                                                                                               8,972         9,822
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $609,216      $598,945
----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
    Demand                                                                                               $69,599       $71,759
    Regular savings, NOW and money market deposit accounts                                               244,766       232,892
    Certificates of deposit (in denominations of $100,000 or more)                                        22,708        25,713
    Other time                                                                                           126,234       145,830
----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                           463,307       476,194
----------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                                      7,401         8,251
Other liabilities                                                                                          3,016         3,614
Long-term debt                                                                                            87,620        66,620
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        561,344       554,679
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                                     -             -
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at December 31, 2003
and 2002 and 1,499,574 outstanding in 2003 and 1,516,574 outstanding in 2002                               1,732         1,732
Surplus                                                                                                    2,088         2,088
Retained earnings                                                                                         50,116        47,523
Treasury stock (232,395 shares at December 31, 2003 and 215,395 shares at December 31, 2002)              (6,213)       (5,711)
Accumulated other comprehensive income (loss), net of tax                                                    149        (1,366)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                47,872        44,266
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                              $609,216      $598,945
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    ($000 Omitted)
                                                                                                           Accumulated
                                                                                                       Other             Total
                                               Common                    Retained      Treasury      Comprehensive     Stockholders'
                                               Stock        Surplus      Earnings        Stock       Income (Loss)(1)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $1,732     $   2,101        $43,110       $(4,708)          $  (673)        $ 41,562
  Net income - 2001                                 -             -          3,873             -                 -            3,873
  Net change in unrealized loss on
    securities available-for-sale, net of tax       -             -              -             -               (42)            (42)
  Net change in unfunded pension accumulated
    benefit obligation, net of tax                  -             -              -             -               130              130
  Treasury stock purchased                          -             -              -        (1,156)                -           (1,156)
  Cash dividends declared ($0.68 per share)         -             -         (1,028)            -                 -           (1,028)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    1,732         2,101         45,955        (5,864)             (585)          43,339
  Net income - 2002                                 -             -          2,598             -                 -            2,598
  Net change in unrealized loss on
    securities available-for-sale, net of tax       -             -              -             -               345              345
  Net change in unfunded pension                    -             -              -             -            (1,126)          (1,126)
   accumulated benefit obligation, net of tax
  Exercise of stock options                         -          (13)              -           153                 -              140
  Cash dividends declared ($0.68 per share)         -             -         (1,030)            -                 -           (1,030)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    1,732         2,088         47,523        (5,711)           (1,366)          44,266
  Net income - 2003                                 -             -          3,617             -                 -            3,617
  Net change in unrealized loss on
   securities available-for-sale, net of tax        -             -              -             -             1,110            1,110
  Net change in unfunded pension
    accumulated benefit obligation, net of tax      -             -              -             -               405              405
  Treasury stock purchased                          -             -              -          (502)                -             (502)
  Cash dividends declared ($0.68 per share)         -             -         (1,024)            -                 -           (1,024)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $1,732     $   2,088        $50,116       $(6,213)          $   149         $ 47,872
------------------------------------------------------------------------------------------------------------------------------------

(1) Accumulated other comprehensive income as of December 31, 2003 consists of net unrealized holding gains on available-for-sale securities of $870, net of tax, and net unrealized holding losses on unfunded pension accumulated benefit obligation of $721, net of tax. Accumulated other comprehensive loss as of December 31, 2002 consists of net unrealized holding losses on available-for-sale securities of $240, net of tax, and unfunded pension accumulated benefit obligation of
    $1,126, net of tax. Accumulated other comprehensive loss as of December 31, 2001 consists of net unrealized holding losses on available-for-sale securities, net of tax.

                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                      ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                               2003             2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $3,617           $2,598         $3,873
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Net unrealized gains on securities available-for-sale                                     2,662              322             58
   Reclassification adjustment for realized (gains) losses in net income                    (1,338)             759           (128)
-----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized gains (losses) on securities                                               1,324            1,081            (70
   Minimum pension liability adjustment                                                        615           (1,707)           197
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                            1,939             (626)           127
   Income tax expense                                                                          424              155             39
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                                1,515             (781)            88
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                        $5,132           $1,817         $3,961
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                            2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $ 3,617          $ 2,598            $3,873
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                   805              900               900
Depreciation and amortization                                                             2,381            1,791             1,704
Deferred income tax (benefit) expense                                                      (249)             195               188
Write-down of other real estate owned                                                         -                -                 3
Write-down of equity securities                                                             184              910                 -
Gain on sales of securities available-for-sale, net                                      (1,522)            (151)             (128)
Gain on sale of nonperforming and reperforming loans                                          -                -              (145)
Loss (gain) on sale, disposal and write-down of premises and equipment                       28              (18)               22
Amortization of premiums and accretion of discounts on securities, net                      408              246                74
Increase in unearned income, net                                                             40               38                15
Amortization of discount on loans acquired                                                  106               18                 -
(Gain) loss on sales of other real estate owned and other personal property, net            (58)               5               (22)
Net decrease (increase) in loans held-for-sale                                              158            1,357            (1,532)
Other liabilities assumed net of (other assets acquired) in branch transactions               -              (66)               34
Net change in other assets and other liabilities                                            688           (3,051)           (2,900)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 6,586            4,772             2,086
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale                                     25,191           16,709             3,225
Proceeds from maturities of securities available-for-sale                                77,017           30,043            41,930
Purchases of securities available-for-sale                                              (82,273)         (82,509)          (47,695)
Purchases of Federal Home Loan Bank stock                                                   (73)               -              (500)
Purchases of Federal Reserve Bank stock                                                    (285)               -                 -
Redemption of Federal Home Loan Bank stock                                                    -                -               987
Loan originations and principal collections, net                                        (27,719)         (23,526)           (6,302)
Recoveries of previously charged-off loans                                                  181              202               122
Loans acquired in branch transactions                                                         -          (20,192)           (2,601)
Purchases of loans                                                                            -                -              (297)
Proceeds from sales of nonperforming and reperforming loans                                   -                -               675
Proceeds from sales of and payments received on other real estate owned                     285               60                50
Proceeds from sales of and payments received on other personal property                     822              794               554
Premises and equipment acquired in branch transactions                                        -             (519)               (6)
Additions to premises and equipment                                                      (1,810)          (1,796)           (1,580)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (8,664)         (80,734)          (11,438)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net (decrease) increase in deposits                                                     (12,887)           8,422            (7,592)
Deposits assumed in branch transactions, net of assumption premiums                           -           47,527            25,053
Advances from FHLB                                                                       28,000            1,000            14,000
Repayment of FHLB advances                                                               (7,000)          (3,028)           (1,500)
Net decrease in short-term FHLB advances                                                      -                -            (2,950)
Net (decrease) increase in securities sold under agreements to repurchase                  (850)              96            (1,235)
Exercise of stock options, net of tax benefit                                                 -              140                 -
Purchases of treasury stock                                                                (502)               -            (1,156)
Issuance of  in junior subordinated
 debentures                                                                                   -           20,620                 -
Cash dividends paid                                                                      (1,024)          (1,030)           (1,028)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 5,737           73,747            23,592
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      3,659           (2,215)           14,240
Cash and cash equivalents at beginning of year                                           27,426           29,641            15,401
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $ 31,085         $ 27,426          $ 29,641
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                      ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                            2003             2002             2001
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flows:
Interest paid                                                                            $8,617           $9,876          $16,006
Income taxes paid                                                                         1,610            1,743            1,776
Loans transferred to other real estate owned                                                 46              200               33
Loans transferred to other personal property                                                824              802              565
Loans transferred to held-for-sale                                                            -                -              265
Carrying amount of securities held-to-maturity transferred to securities
  available-for-sale                                                                          -                -            2,752

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company is a bank holding company formed in 1997 under the laws of New Hampshire and is registered under the Bank Holding Company Act of 1956. The Company's only business activity has been to own all of the shares of, and provide management, capital and operational support to, The Berlin City Bank ("BCB") and The Pemigewasset National Bank of Plymouth, New Hampshire ("PNB") and its Delaware statutory business trusts Northway Capital Trust I and Northway Capital Trust II. The Company's headquarters are in Berlin, New Hampshire. The banking subsidiaries are engaged principally in the business of attracting deposits from the general public and investing those deposits in securities, commercial loans, real estate loans, and consumer loans.

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

In preparing the financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses.

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

Assets acquired through foreclosure or a similar conveyance of title are initially recorded at the lower of the carrying value of the loan or the fair value, less estimated costs to sell, of the property constructively or actually received. Gains and losses upon disposition are reflected in the statement of income as realized.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Estimated lives are 39 years for buildings, ten to fifteen years for building improvements and three to seven years for furniture and equipment.

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

STOCK-BASED COMPENSATION

At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 15. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                     ($000 Omitted, except per share data)
                                                                                    2003              2002             2001
                                                                                 -------           -------          -------

Net income                                           As reported                  $3,617            $2,598           $3,873
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                  39                39               47
                                                                               ---------         ---------        ---------
                                                     Pro forma                    $3,578            $2,559           $3,826

Earnings per common share                            As reported                  $ 2.40           $  1.71           $ 2.55
                                                     Pro forma                      2.37              1.68             2.52

Earnings per common share                            As reported                  $ 2.39           $  1.71           $ 2.54
 (assuming dilution)                                 Pro forma                      2.36              1.68             2.51

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

Earnings per common share have been computed based on the following:

                                                          ($000 Omitted)
                                                     Years Ended December 31,
                                                 -----------------------------
                                                    2003       2002       2001
                                                 -------    -------    -------

Net income                                        $3,617     $2,598     $3,873
Less: Preferred stock dividends                        -          -          -
                                                 -------    -------    -------

Net income applicable to common stock             $3,617     $2,598     $3,873
                                                 =======    =======    =======

Average number of common shares outstanding      1,504.4    1,515.1    1,521.6
Effect of dilutive options(1)                        7.8        6.0        4.3
                                                 -------    -------    -------
Average number of common shares outstanding
  used to calculate diluted earnings per
  common share                                   1,512.2    1,521.1    1,525.9
                                                 =======    =======    =======

(1) Approximately 21,000 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation for 2001 because to do so would have been antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147") an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17" When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability;
(d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first fiscal year or interim period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first reporting period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's consolidated financial statements.


                         NOTE 2 CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2003 and 2002 includes $3,588,000 and $2,911,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.


                      NOTE 3 SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gains in accumulated other comprehensive income, losses in accumulated other comprehensive income and fair value of securities at December 31, 2003 and 2002 follows:

                                                                                         ($000 Omitted)
                                                                                    Gains in         Losses in
                                                                                   Accumulated      Accumulated
                                                                                     Other            Other
                                                                Amortized         Comprehensive    Comprehensive    Fair
                                                                  Cost               Income            Income       Value
                                                                ---------         -------------    -------------    ----
December 31, 2003
US Treasury and other US government agency securities            $37,945            $     74           $   179     $37,840
Marketable equity securities                                       2,589                 251                74       2,766
Mortgage-backed securities                                         2,803                  90                 5       2,888
Collateralized mortgage obligations                                   15                   -                 -          15
Corporate bonds                                                   20,857               1,126                 -      21,983
State and political subdivision bonds and notes                    8,066                 158                 -       8,224
                                                               ---------            --------       -----------   ---------
                                                                 $72,275              $1,699           $   258     $73,716
                                                                 =======              ======           =======     =======

December 31, 2002
US Treasury and other US government agency securities            $36,167            $     51          $     30     $36,188
Marketable equity securities                                       3,163                  45               831       2,377
Mortgage-backed securities                                         7,286                 199                 9       7,476
Collateralized mortgage obligations                                5,103                  67                 -       5,170
Corporate bonds                                                   33,407                 892               451      33,848
State and political subdivision bonds and notes                    6,154                 184                 -       6,338
                                                               ---------            --------       -----------   ---------
                                                                 $91,280              $1,438            $1,321     $91,397
                                                                 =======              ======            ======     =======

The contractual maturity distribution of investments in debt obligations at December 31, 2003 follows:

                                                                                       ($000 Omitted)
                                                                  Within       One to      Five to       Over       Total
                                                                    One         Five         Ten         Ten      Amortized
                                                                   Year        Years        Years       Years        Cost
                                                                  -------     --------     -------     -------    ---------
US Treasury and other US government agency securities              $    -      $25,023     $12,922      $    -      $37,945
Mortgage-backed securities                                             62        1,090       1,220         431        2,803
Collateralized mortgage obligations                                     -            -           -          15           15
Corporate bonds                                                     1,805       14,584       4,468           -       20,857
State and political subdivision bonds and notes                       196          220       3,274       4,376        8,066
                                                                   ------      -------     -------      ------      -------
Total amortized cost                                               $2,063      $40,917     $21,884      $4,822      $69,686
                                                                   ======      =======     =======      ======      =======

Market value                                                       $2,097      $41,828     $22,177      $4,848      $70,950
                                                                   ======      =======     =======      ======      =======

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

An analysis of gross realized gains and losses on securities available-for-sale which have been sold or called during the years ended December 31, follows:

                                                                       ($000 Omitted)
                                                      2003                        2002                       2001
                                             ----------------------       ---------------------      ----------------------
                                             Realized     Realized        Realized     Realized      Realized     Realized
                                               Gains       Losses           Gains       Losses         Gains       Losses
                                             --------     --------        --------     --------      --------     --------
Equity securities                             $   97      $   244         $    39       $  449         $  61       $    6
US government agency securities                   15            -             149            -            91            -
Mortgage-backed securities                         -            -             159            -             -           18
Corporate bonds                                1,682           28             246            -             -            -
State and political subdivisions                   -            -               7            -             -            -
                                              -------------------         --------------------        -------------------
                                              $1,794      $   272         $   600       $  449         $ 152       $   24
                                              ===================         ====================         ==================

The tax provision applicable to these net realized gains amounted to $603,000, $60,000 and $50,000 for 2003, 2002, and 2001, respectively.

Securities with a carrying amount totaling $39,789,000 and $48,433,000 were pledged to secure public deposits, securities sold under agreements to repurchase and treasury, tax and loan accounts at December 31, 2003 and 2002, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2003:

                                                                            ($000 Omitted)
                                              Less than 12 Months         12 Months or Longer                    Total
                                            -------------------------   -----------------------    ------------------------
                                               Fair       Unrealized       Fair     Unrealized        Fair      Unrealized
                                              Value          Losses       Value        Losses        Value         Losses
                                            -------------------------    ----------------------     -----------------------
US government agency securities              $16,813        $   179     $    -        $       -     $16,813         $   179
Marketable equity securities                     136              6        318               68         454              74
Mortgage-backed securities                       168              1        185                4         353               5
                                             ----------------------     -----------------------     -----------------------
  Total temporarily impaired securities      $17,117        $   186     $  503          $    72     $17,620         $   258
                                             ======================     =======================     =======================

At December 31, 2003, securities with a total fair value of $17,620,000 were in a loss position. These securities were comprised primarily of five US government agency securities with a fair value of $16,813,000 and an unrealized loss of $179,000. These securities had an unrealized loss due to the current interest rate environment. As these securities are guaranteed by US government agencies such as FHLB or FNMA there is no credit risk associated with them. These securities are not other-than-temporarily impaired as the Company has the ability and the intent to hold these securities until maturity.

Mortgage-backed securities with a fair value of $353,000 had an unrealized loss of $5,000 at December 31, 2003. This total consists of eleven positions with an average balance of $32,000. As with the US government agency securities, these securities have an unrealized loss due to the current interest rate environment. As all of these mortgage-backed securities are guaranteed by US government agencies such as FHLMC, GNMA or FNMA there is no credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company has the ability and intent to hold these securities until they are paid in full.

Eight marketable equity securities with a fair value of $454,000 had an unrealized loss of $74,000 at December 31, 2003. Marketable equity securities are subject to internal testing on a quarterly basis to determine impairment. Testing includes review of industry analyst reports, credit ratings, sector analysis and earnings projections. Based upon the December 31, 2003 review, these securities were not determined to be other-than-temporarily impaired.

                                  NOTE 4 LOANS

Loan balances were comprised of the following:

                                                              ($000 Omitted)
December 31,                                                  2003         2002
------------------------------                            --------     --------
Real estate:
   Residential                                            $129,493     $114,526
   Commercial                                              120,366      111,941
   Construction                                              3,851        6,330
Commercial                                                  24,528       23,885
Installment                                                 30,291       40,169
Indirect installment                                       150,807      139,477
Other                                                        8,896        6,031
                                                          --------     --------
   Total loans                                             468,232      442,359
Less:
   Unearned income                                             247          207
   Allowance for loan losses                                 5,036        4,920
                                                          --------     --------
   Total unearned income and allowance for loan losses       5,283        5,127
                                                          --------     --------
Net loans                                                 $462,949     $437,232
                                                          ========     ========

Total loans above are net of unearned discount on loans acquired in the amount of $575,000 and $681,000 at December 31, 2003 and 2002, respectively. In addition, total loans above are net of unamortized premium on indirect installment loans originated in the amount of $3,392,000 and $3,684,000 at December 31, 2003 and 2002, respectively.

Loans are made in the ordinary course of business to directors, executive officers, and their immediate families and to organizations in which such persons have more than a 10% ownership interest. These loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Total loans to such persons and their companies amounted to $364,000 as of December 31, 2003. During 2003, principal payments were $533,000 and principal advances amounted to $58,000.

The Company's lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New Hampshire. The Company maintains significant credit relationships with borrowers in the hotel and motel industry. The aggregate loan balances to these industries totaled $56,200,000 at December 31, 2003 and $56,470,000 at December 31, 2002.

Loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans total $45,967,000 and $49,908,000 at December 31, 2003 and 2002, respectively. The
Company sold $22,483,000 of mortgage loans and $1,482,000 of indirect installment loans in 2003 and $20,694,000 of mortgage loans and $1,472,000 of indirect installment loans in 2002.

The Company capitalized $187,000 and $177,000 of servicing rights and amortized $137,000 and $97,000 of those rights in 2003 and 2002, respectively. Impairment of mortgage servicing rights of $5,000 and $0 was recognized in 2003 and 2002, respectively. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. At December 31, 2003 and 2002, respectively, the carrying amount of servicing rights was $384,000 and $339,000, and is included in other assets.

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

At December 31, 2003 and 2002, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $897,000 and $945,000, respectively. The gross interest income that would have been recorded in the years ended December 31, 2003 and 2002 if such restructured loans had been current in accordance with their original terms was $65,000 and $76,000, respectively. The amount of interest income recognized on such restructured loans for the years ended December 31, 2003 and 2002 was $44,000 and $54,000, respectively.

At December 31, 2003 and 2002, nonperforming loans totaled $4,089,000 and $3,619,000, respectively. Of this total, $0 and $3,000, for December 31, 2003 and 2002, respectively, were past due 90 days or more and still accruing interest.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3,014,000 and $2,775,000 at December 31, 2003 and 2002,
respectively, for which the related allowance for loan losses is $485,000 and $459,000 as of December 31, 2003 and 2002, respectively. All of the Company's impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. All of the Company's impaired loans had a related allowance for loan losses at December 31, 2003 and 2002. The average recorded investment in impaired loans during the twelve months ended December 31, 2003 and 2002 was approximately $3,001,000 and $854,000, respectively. For the twelve months ended December 31, 2003 and 2002 the Company recognized interest income on impaired loans of $217,000 and $94,000, respectively, which included $168,000 and $67,000 of interest income recognized using the cash-basis method of income recognition, respectively.

                        NOTE 5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, follows:
                                                          ($000 Omitted)
                                                    2003       2002       2001
                                                 -------    -------    -------
Balance at beginning of year                      $4,920     $4,642     $4,354
Provision for loan losses                            805        900        900
Recoveries on loans previously charged-off           181        202        122
Loans charged-off                                   (870)      (824)      (734)
                                                  ------     ------     ------
Balance at end of year                            $5,036     $4,920     $4,642
                                                  ======     ======     ======

                         NOTE 6 OTHER REAL ESTATE OWNED

Other real estate owned consists of real estate acquired by foreclosure or a similar conveyance of title. At December 31, 2003 the Company had no other real estate owned. At December 31, 2002 other real estate owned was comprised of commercial real estate of $175,000.

Sales of other real estate owned by the Company resulted in gains of $65,000, $13,000 and $17,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

There were no write-downs on other real estate owned for the years ended December 31, 2003 and 2002; and write-downs on other real estate owned totaled $3,000 for the year ended December 31, 2001.

                         NOTE 7 PREMISES AND EQUIPMENT

A summary of premises and equipment follows:
                                                              ($000 Omitted)
                                                                 December 31,
                                                            2003           2002
                                                         -------        -------
Land                                                     $ 2,445        $ 2,418
Buildings                                                  9,644          9,437
Leasehold improvements                                       508            481
Construction in progress                                     958            228
Equipment                                                  7,855          7,162
                                                         -------        -------
                                                          21,410         19,726
Less accumulated depreciation and amortization             8,552          7,223
                                                         -------        -------
                                                         $12,858        $12,503
                                                         =======        =======

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,427,000, $1,315,000 and $1,079,000, respectively.

The Company leases seven of its locations under non-cancellable operating leases and one location under a tenant at will agreement. In addition, the Company leases a storage facility under a non-cancellable lease. Minimum lease payments in future periods under non-cancellable operating leases at December 31, 2003 are as follows:

                                                     ($000 Omitted)
2004                                                      $ 338
2005                                                        157
2006                                                        156
2007                                                        123
2008                                                         25
Thereafter                                                    -
                                                          -----
                                                          $ 799

The terms of two of the leases provide that the Company can, at the end of the initial five-year term, renew the lease under two five-year options. The terms of two of the leases provided that the Company can, at the end of the current five year term, renew the lease under one five-year option. All leases contain a provision that the Company shall pay its pro-rata share of operating costs. Additionally, two of the leases require that the Company pay all real estate taxes.

Rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to $421,000, $369,000 and $287,000, respectively.

                                NOTE 8 DEPOSITS

The aggregate amount of maturities for time deposits as of December 31, 2003, for each of the following five years ended December 31 and thereafter, are as follows:
                                                   ($000 Omitted)
2004                                                   $120,373
2005                                                     21,395
2006                                                      5,968
2007                                                        853
2008                                                        333
Thereafter                                                   20
                                                       --------
                                                       $148,942

Deposits from related parties held by the Banks at December 31, 2003 and 2002 amounted to $3,081,000 and $2,315,000, respectively.

                          NOTE 9 SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase. Amounts outstanding and the related average interest rates for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                                    ($000 Omitted)
                                                                         Amount outstanding at December 31,
                                                        -----------------------------------------------------------------
                                                                2003                    2002                  2001
                                                        -------------------       ----------------      -----------------
                                                                       Avg.                   Avg.                 Avg.
                                                                       Int.                   Int.                 Int.
                                                        Amount         Rate       Amount      Rate      Amount      Rate
                                                        ------        -----       ------     -----      ------     -----
Short-term borrowings                                   $ 7,401        1.43%    $  8,251      1.54%  $  8,155       1.97%
Maximum amount outstanding at any month end               8,646                   12,834               19,080
Average amount outstanding during the year                8,029        1.57%       8,454      1.67%    11,725       4.38%

The underlying securities associated with securities sold under agreements to repurchase are under the control of the Company.

                             NOTE 10 LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of FHLB advances of $67,000,000 and $46,000,000, respectively, as well as $20,620,000 of junior subordinated debentures, for each year.

As of December 31, 2003, contractual principal payments due under long-term debt, which consists of FHLB advances and junior subordinated debentures, are as follows:

                                                          ($000 Omitted)
2004                                                           $ 9,000
2005                                                             2,000
2006                                                            17,000
2007                                                             7,000
2008                                                             4,000
2009 and years thereafter                                       48,620
                                                               -------
                                                               $87,620
                                                               =======

The FHLB long-term debt consisted of twenty two separate advances with the following terms:

                                 ($000 Omitted)
  Amount            Rate                  Maturity Date               Call Date
 -------           -----                  -------------               ---------
 $ 1,000            3.49                       05/14/04                     N/A
   3,000            4.78                       06/25/04                     N/A
   5,000            5.79                       08/30/04                03/01/04
   2,000            2.06                       02/07/05                     N/A
   3,000            2.58                       01/24/06                     N/A
   5,000            2.68                       03/20/06                     N/A
   3,000            2.50                       04/03/06                     N/A
   2,000            2.63                       04/24/06                     N/A
   4,000            2.62                       04/24/06                     N/A
   5,000            6.11                       03/28/07                03/29/04
   2,000            2.35                       06/04/07                     N/A
   2,000            3.14                       05/09/08                     N/A
   2,000            2.84                       05/20/08                     N/A
   7,000            5.54                       11/02/09                02/02/04
   7,000            5.57                       11/09/09                02/09/04
   5,000            5.91                       12/17/09                03/17/04
   1,000            3.76                       04/12/10                     N/A
   1,000            3.84                       04/14/10                     N/A
   1,000            3.84                       04/23/10                     N/A
   2,000            4.80                       12/27/10                03/26/04
   3,000            4.50                       01/24/11                01/22/04
   1,000            4.58                       02/07/11                02/05/04
 -------
 $67,000
 =======

The $20,620,000 of junior subordinated debentures consists of the following two issues:

On April 10, 2002, the Company completed the private placement of $7,217,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust I Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust I ("Capital Trust I"). The Trust I Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust I Capital Securities, which included the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust I Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 4.92%. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.


On July 11, 2002, the Company completed the private placement of $13,403,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust II Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust II (the "Capital Trust II"). The Trust II Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust II Capital Securities, which include the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust II Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65%, with a ceiling of 12.50% for the first five years. Currently, the interest rate on these securities is 4.80%. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

                              NOTE 11 ACQUISITIONS

On October 18, 2002, the Company acquired certain assets and assumed the deposits of three branches offices of Fleet National Bank located in Laconia, Belmont and Pittsfield, New Hampshire. This acquisition has allowed the Company to expand its market area further into Belknap and Merrimack Counties. Deposits assumed totaled $54,932,000 for which the Company paid a deposit purchase premium of 11.25%. In addition, the Company acquired certain loans associated with the branches totaling $20,192,000. As a result of this purchase the Company made the following entries to record this transaction:

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

The cost of the acquired branch offices exceeded the fair values of the assets acquired and liabilities assumed by $7,405,000. Of this amount, $2,639,000 was assigned to core deposit intangible and $4,766,000 was recorded as goodwill. All of the goodwill was deductible for tax purposes. The core deposit intangible of $2,639,000 is being amortized to noninterest expense over fifty months using the straight line method.

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

Management reviews the carrying amount of intangible assets resulting from these transactions on an ongoing basis, taking into consideration any events and circumstances that might have diminished such amount. During 2003 and 2002, the Company reviewed the carrying amount of intangible assets and determined that no impairment was required.


                           NOTE 12 REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the most recent notification from the FDIC categorized both banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Company's and Banks' categories. Management believes, as of December 31, 2003 and 2002, that the Company and the Banks met all capital adequacy requirements to which they are subject.

These minimum capital amounts and ratios, as well as the Company's and Banks' actual capital amounts and ratios, are presented in the following table:

                                                                                       ($000 Omitted)
                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                                         For Capital           Corrective
                                                                                           Adequacy              Action
                                                                      Actual                Purposes            Provisions
                                                                 ---------------        ---------------        --------------
                                                                 Amount    Ratio        Amount    Ratio        Amount   Ratio
                                                                 ------    -----        ------    -----        ------   -----
As of December 31, 2003
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $43,769     7.22%      $24,256   =>4.00%          N/A
  The Berlin City Bank                                           28,732     7.09        16,220   =>4.00       $20,276  =>5.00%
  The Pemigewasset National Bank of Plymouth, New Hampshire      16,572     7.55         8,774   =>4.00        10,968  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   58,020    12.81        36,244   =>8.00           N/A
  The Berlin City Bank                                           32,231    10.51        24,526   =>8.00        30,657 =>10.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      18,184    12.50        11,642   =>8.00        14,533 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   43,769     9.66        18,122   =>4.00           N/A
  The Berlin City Bank                                           28,732     9.37        12,263   =>4.00        18,394  =>6.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      16,572    11.39         5,821   =>4.00         8,732  =>6.00

                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                                         For Capital           Corrective
                                                                                           Adequacy              Action
                                                                      Actual                Purposes            Provisions
                                                                 ---------------        ---------------        --------------
                                                                 Amount    Ratio        Amount    Ratio        Amount   Ratio
                                                                 ------    -----        ------    -----        ------   -----

As of December 31, 2002
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $38,140     6.70%      $22,766   =>4.00%          N/A
  The Berlin City Bank                                           24,743     6.82        14,513   =>4.00       $18,141  =>5.00%
  The Pemigewasset National Bank of Plymouth, New Hampshire      15,416     7.05         8,749   =>4.00        10,936  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   53,597    12.04        35,622   =>8.00           N/A
  The Berlin City Bank                                           28,121    10.30        21,850   =>8.00        27,312 =>10.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      16,958    10.02        13,540   =>8.00        16,925 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   38,140     8.57        17,811   =>4.00           N/A
  The Berlin City Bank                                           24,743     9.06        10,925   =>4.00        16,387  =>6.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      15,416     9.11         6,770   =>4.00        10,155  =>6.00

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

Under the National Bank Act, the approval of the OCC is required if dividends declared by PNB to the Company in any year exceed the net profits of that year, as defined, combined with the retained net profit for the two preceding years. At December 31, 2003 PNB could, without approval of the OCC, declare dividends aggregating $424,000.

As of December 31, 2003, BCB is restricted from declaring dividends to the Company in an amount greater than approximately $7,651,000, as such declaration would decrease capital below BCB's required minimum level of regulatory capital.



                       NOTE 13 OTHER NONINTEREST EXPENSE

The major components of other noninterest expense for the years ended December 31, are as follows:

                                                        ($000 Omitted)
                                                  2003         2002       2001
                                               -------      -------    -------
Professional fees                               $1,166       $1,096   $    886
Stationery and supplies                            556          596        486
Telecommunications                                 571          505        283
Postage and shipping                               378          378        323
ATM expense                                        442          366        352
Other                                            2,706        2,652      2,316
                                                ------       ------    -------
                                                $5,819       $5,593   $  4,646
                                                ======       ======   ========

                        NOTE 14 FEDERAL AND STATE TAXES

The components of federal and state tax expense (benefit) for the years ended December 31, are as follows:

                                                    ($000 Omitted)
                                                2003         2002         2001
                                             -------       ------       ------
Current
  Federal                                     $1,713       $  985       $1,319
  State                                          403          327          201
                                                           ------       ------
                                               2,116        1,312        1,520
                                              ------       ------       ------
Deferred
  Federal                                       (181)         176          223
  State                                          (37)         (12)         (35)
                                              ------       ------       ------
                                                (218)         164          188
                                              ------       ------       ------

  Change in valuation allowance                  (31)          31            -
                                              ------       ------       ------
                                                (249)         195          188
                                              ------       ------       ------

Total                                         $1,867       $1,507       $1,708
                                              ======       ======       ======

The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred income tax asset and deferred income tax liability at December 31, are as follows:

                                                              ($000 Omitted)
                                                             2003         2002
                                                          -------      -------
Deferred income tax asset
  Allowance for loan losses                               $ 1,836      $ 1,706
  Other                                                        10            8
  Interest on nonaccrual loans                                 27           22
  Loan origination costs, net                                  23            8
  Unrealized holding loss on equities
    available-for-sale                                          -          285
  Securities writedown                                          9           38
  Capital loss carryforward                                   162            -
  Minimum pension liability adjustment                        371          581
  Amortization of goodwill and core deposit intangible        257          384
  Supplemental pension                                        136           48
                                                          -------      -------
                                                           2,831         3,080
  Valuation allowance                                           -         (316)
                                                          -------      -------
                                                            2,831        2,764
                                                          -------      -------

Deferred income liabilities
  Depreciation                                               (751)        (728)
  Unrealized holding gain on securities
    available-for-sale                                       (571)        (357)
  Prepaid pension                                            (208)        (221)
  Mortgage and consumer servicing rights                     (152)        (134)
                                                          -------      -------
                                                           (1,682)      (1,440)
                                                          -------      -------
Deferred income tax asset, net                            $ 1,149      $ 1,324
                                                          =======      =======

The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

Total income tax expense for the years ended December 31, 2003, 2002 and 2001 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

                                                    2003       2002       2001
                                                    ----       ----       ----
Expected federal income taxes                       34.0%      34.0%      34.0%
Interest on municipal securities
  available-for-sale and municipal loans            (3.3)      (3.8)      (4.2)
State tax expense, net of federal benefit            4.4        5.1        2.0
Valuation allowance for securities                  (0.6)         -          -
Other                                               (0.4)       1.4       (1.2)
                                                    ----       ----       ----
Effective tax rates                                 34.1%      36.7%      30.6%
                                                    ====       ====       ====

                           NOTE 15 EMPLOYEE BENEFITS

Pension Plan

The Company maintains a trusteed non-contributory pension plan (the "Plan") covering substantially all full-time employees. Assuming retirement at age 65 after 30 years or more of service, the benefits are computed as the sum of one percent of final average earnings up to a covered compensation limit, plus 0.65 percent of final average earnings in excess of covered compensation, times years of service, up to 30. Final average earnings are defined as the five consecutive years out of the employee's last ten years of employment during which compensation is highest. The amounts contributed to the Plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth information about the Plan as of December 31, and for the years then ended:

                                                             ($000 Omitted)
                                                           2003         2002
                                                       --------     --------
Change in benefit obligation
Benefit obligation at beginning of year                 $ 4,356      $ 3,305
Service cost                                                444          356
Interest cost                                               266          246
Actuarial (gain) loss                                       (46)         747
Benefits paid                                              (119)        (298)
                                                        -------      -------
Benefit obligation at end of year                         4,901        4,356
                                                        -------      -------

Change in plan assets
Fair value of plan assets at beginning of year            2,685        2,918
Actual return on plan assets                                540         (248)
Employer contributions                                      546          313
Benefits paid                                              (119)        (298)
                                                        -------      -------
Fair value of plan assets at end of year                  3,652        2,685
                                                        -------      ------

Funded status at end of year                             (1,249)      (1,671)
Unrecognized transition asset                                (1)          (5)
Unrecognized net actuarial loss                           2,824        3,371
Unrecognized prior service cost                            (961)      (1,046)
                                                        -------      -------
Net amount recognized                                   $   613      $   649
                                                        =======      =======

Amounts recognized in the consolidated statements of
financial condition consist of:
Accrued benefit liability                               $(1,092)     $(1,707)
Accumulated other comprehensive loss, before income
  tax benefit                                             1,092        1,707
Prepaid benefit cost                                        613          649
                                                        -------      -------
Net amount recognized                                   $   613      $   649
                                                        =======      =======

The accumulated benefit obligation for the plan was $4,131,000 and $3,743,000 at December 31, 2003 and 2002, respectively.

The expected long-term rate of return for the plan's total assets is based on the expected return of asset categories identified below, weighted based on the target allocations for each class. Equity funds are expected to return 8% to 10% over the long-term and bond funds and short-term money markets are expected to return between 4% and 6%.

                                                         ($000 omitted)
Components of net periodic benefit cost            2003       2002         2001
---------------------------------------           -----      -----        -----
Service cost                                     $ 444       $ 356        $ 309
Interest cost                                      266         246          254
Expected return on plan assets                    (211)       (244)        (271)
Amortization of prior service cost                 (84)        (84)         (85)
Amortization of net actuarial loss                 172         122           85
Recognized transition amount                        (5)         (5)          (4)
                                                 -----       -----        -----
Net periodic benefit cost                        $ 582       $ 391        $ 288
                                                 =====       =====        ====

Assumptions used to determine benefit
obligations and benefit cost
as of and for the years ending December 31,       2003        2002
-------------------------------------------       ----        ----
Discount rate                                     6.25%       6.25%
Long-term rate of return on plan assets           8.00        8.50
Rate of compensation increase                     4.00        4.00

At December 31, 2003 and 2002, the comprehensive loss for the unfunded pension accumulated benefit obligation was $721,000 and $1,126,000, net of taxes, respectively. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of the munutal funds has resulted in the unfunded pension accumulated benefit obligation.

The Company's pension plan actual asset allocations by asset category are as follows:

                                                    Plan Assets at December 31,
                                                       2003           2002
                                                     ------          ------
Asset Category
Mutual funds:
  Bond funds                                           32.3%           45.1%
  U. S. common stock funds                             36.8            43.6
  International equity funds                            7.1             7.2
  Real estate funds                                     8.8               -
  Short-term money market                              15.0             4.1
                                                      -----           -----
Total                                                 100.0%          100.0%
                                                      =====           =====

The investment policy, as established by the Company, is to provide for a moderate growth of capital with a moderate level of volatility by investing assets per the target allocations as follows:
                                                       2003           2002
                                                     ------          ------
Asset Category
Mutual funds:
  Bond funds                                          40.0%            45.0%
  U.S. common stock funds                             42.0             46.0
  International equity funds                           8.0              9.0
  Real estate funds                                   10.0                -
                                                     -----            -----
Total                                                100.0%           100.0%
                                                     =====            =====

The assets will be re-allocated quarterly to meet the above target allocations. The investment policy is reviewed on an annual basis, under the advisement of our certified investment advisor, to determine if the policy should be changed.

The plan assets do not include any Company common stock at December 31, 2003 and 2002.

The Company expects to contribute $430,000 to its pension plan in 2004.

401(k) Plan

The Company offers a contributory 401(k) Plan. Under the Northway Financial, Inc. 401(k) and Profit Sharing Plan (the "401K Plan") employees must have attained age 21, completed six months of service and be credited with 1,000 hours of service in order to participate. Employees of the Company, PNB and BCB are eligible to participate. Under the 401K Plan, employers match 50 percent of the first 4 percent of employee contributions. Total 401(k) matching expense in 2003, 2002 and 2001 amounted to $130,000, $120,000 and $113,000, respectively, and there was no Profit Sharing contribution expense for 2003 and 2002, and in 2001 it was $64,000.


Supplemental Executive Retirement Plan

Effective May 29, 2003, the existing Executive Life program sponsored by the Company was terminated and replaced with a SERP. The existing Split Dollar Life Insurance policy designed to support the Executive Life program is now fully owned by Northway. This policy will be maintained by Northway and is used as the benchmark for the newly established SERP.

This SERP is an "account balance" type plan designed to provide retirement income to Mr. Woodward. Pre-retirement, Northway credits the participant's account with a contribution at the end of each calendar year. Contributions to the account are equal to the excess (if any) of the gain in the associated life insurance contract over the cost of the funds expense as defined in the SERP. Contributions are not guaranteed by the Company.

The total retirement SERP benefit is as follows: Upon Mr. Woodward's termination of employment for reasons other than death or for cause, the account balance is paid out to him in ten (10) equal annual installments on the first day of the month following the month in which employment is terminated. Upon death after retirement, the unpaid account balance, if any, is paid out in a lump sum to the named beneficiary. During retirement, an additional retirement payment, based on the policy gains associated with the prior calendar year, will also be paid on an annual basis until the executive's death. In the event of Mr. Woodward's death while employed by the Company, the SERP permits a death benefit of $2,000,000 be paid to his beneficiary.


Stock-Based Compensation

The Board of Directors (the "Committee") administers the 1999 Stock Option and Grant Plan (the "1999 Plan") which is described below.

Under the 1999 Plan, the Committee may select the individuals to whom awards may from time to time be granted; determine the time or times of grant; and determines the extent, if any, of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, performance share awards, or any combination of the foregoing.

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

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model. In 2000 the weighted average dividend yield was 2.5%, the weighted average risk-free interest rate was 6.01%, the expected volatility was 23% and the expected life was 8 years.

A summary of the status of the Company's 1999 Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                                            2003                 2002                     2001
                                                 --------------------   ------------------     --------------------
                                                             Weighted             Weighted                 Weighted
                                                              Average              Average                  Average
                                                             Exercise             Exercise                 Exercise
                                                 Shares        Price    Shares       Price     Shares        Price
                                                 ------     ---------   ------    --------     ------     ---------
Outstanding, beginning of year                   42,000        $24.93   49,500      $24.91     49,500        $24.91
Granted                                               -             -        -           -          -             -
Exercised                                             -             -   (5,250)      25.70          -             -
Forfeited                                             -                 (2,250)      22.63          -             -
                                                 ------                 ------                 ------
Outstanding, end of year                         42,000        $24.93   42,000      $24.93      49,500       $24.91
                                                 ======                 ======                 ======
Options exercisable at year-end                  42,000                 36,000                 35,250
Per share weighted-average fair value
  of options granted during the year             $    -                 $    -                 $    -

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

                            Options Outstanding                             Options Exercisable
                                  Weighted
                                    Number        Average                  Number          Weighted
                                 Outstanding    Remaining                Exercisable        Average
                  Exercise          as of      Contractual                  as of           Exercise
                   Price          12/31/03        Life                     12/31/03           Price
                  --------       -----------   -----------                -----------      ---------
                    $28.00         18,000      5.50 years                    18,000          $28.00
                     22.63         24,000      6.63 years                    24,000           22.63
                                   ------                                   ------
                    $24.93         42,000      6.15 years                    42,000          $24.93
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

           NOTE 16 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance sheet credit risk at December 31, are as follows:
                                                              ($000 Omitted)
                                                            2003           2002
                                                         -------        -------
Financial instrument whose contract amounts
  represent credit risk:
  Unadvanced portions of home equity loans               $13,798        $14,414
  Unadvanced portions of lines of credit                  10,535         10,761
  Unadvanced portions of commercial real estate loans      2,202          2,410
  Commitments to originate all other loans                18,391         29,608
  Commitments to originate municipal notes                     -          1,000
  Standby letters of credit                                  350             36

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. As of December 31, 2003 and 2002, the maximum potential amount of the Company's obligation was $350,000 and $36,000, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

                  NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

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

Long-term debt: The fair values of long-term debt are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Junior subordinated debentures: The fair values of junior subordinated debentures are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The estimated fair values of the Company's financial instruments are as follows:

                                                                               ($000 Omitted)
                                                                                 December 31,
                                                                         2003                           2002
                                                          ------------------------        -------------------------
                                                                         Estimated                        Estimated
                                                          Carrying         Fair            Carrying          Fair
                                                           Amount          Value             Amount         Value
                                                          -------        ---------          -------       --------
Financial assets:
  Cash and cash equivalents                              $  31,085       $  31,085       $  27,426        $  27,426
  Securities available-for-sale                             73,716          73,716           91,397          91,397
  FHLB stock                                                 4,705           4,705            4,632           4,632
  FRB stock                                                    365             365               80              80
  Loans held-for-sale                                          511             519              669             669
  Loans, net                                               462,949         466,706          437,232         440,639
  Accrued interest receivable                                2,590           2,590            2,680           2,680

Financial liabilities:
  Deposits                                                 463,307         464,605          476,194         477,907
  Short-term borrowings                                      7,401           7,401            8,251           8,251
  Long-term debt                                            67,000          68,961           46,000          49,067
  Junior subordinated debentures                            20,620          21,083           20,620          20,759

The carrying amounts of financial instruments shown in the above table are included in the consolidated statements of financial condition under the indicated captions except that accrued interest receivable is included with other assets in the statements and in junior subordinated debentures is included with long-term debt in the statements.

At December 31, 2003 and 2002, all the Company's financial instruments were held for purposes other than trading.

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

               NOTE 18 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

Condensed financial statements of Northway Financial, Inc. (Parent Company only) as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 follow:

STATEMENTS OF FINANCIAL CONDITION

                                                                                              ($000 Omitted)
                                                                                             2003          2002
                                                                                        ---------     ----------
Assets
Cash and cash equivalents                                                                 $ 3,525      $  6,688
Investment in subsidiary, The Berlin City Bank                                             35,991        32,114
Investment in subsidiary, The Pemigewasset National Bank of Plymouth, New Hampshire        24,277        23,634
Investment in unconsolidated subsidiary, Northway Capital Trust I
Investment in unconsolidated subsidiary, Northway Capital Trust II                            620           620
Equipment, net                                                                              1,792         1,820
Due from subsidiaries                                                                         978           515
Other assets                                                                                3,400         1,905
                                                                                          -------       -------
   Total assets                                                                           $70,583       $67,296
                                                                                          =======       =======

Liabilities and stockholders' equity
Accrued expenses                                                                          $   480       $   568
Other liabilities                                                                           1,611         1,842
 Junior subordinated debentures                                                            20,620        20,620
                                                                                          -------       -------
    Total liabilities                                                                      22,711        23,030
                                                                                          -------       -------
Stockholders' equity:
 Common stock                                                                               1,732         1,732
 Additional paid-in-capital                                                                 2,088         2,088
 Retained earnings                                                                         50,116        47,523
 Treasury stock                                                                            (6,213)       (5,711)
 Accumulated other comprehensive income (loss)                                                149        (1,366)
                                                                                          -------       -------
    Total stockholders' equity                                                             47,872        44,266
                                                                                          -------       -------
    Total liabilities and stockholders' equity                                            $70,583       $67,296
                                                                                          =======       =======

STATEMENTS OF INCOME
                                                                                                     ($000 Omitted)
                                                                                            2003          2002      2001
                                                                                           ------        ------       ------
Income:
Dividends from subsidiaries                                                               $ 1,820      $  1,520      $ 3,925
Interest income                                                                                54           104           24
Management fee income from subsidiaries                                                     9,112         6,710        5,337
Other                                                                                          57            20         --
                                                                                          -------      --------      -------
                                                                                           11,043         8,354        9,286
                                                                                          -------      --------      -------
Expense:
Interest expense                                                                            1,036           665           10
Salaries and employee benefits                                                              5,130         3,848        3,430
Office occupancy and equipment expense                                                      1,223           905          664
Professional fees                                                                             933           683          587
Other                                                                                       1,830         1,415          755
                                                                                          -------      --------      -------
                                                                                           10,152         7,516        5,446
                                                                                          -------      --------      -------
Income before income tax benefit and
  equity in undistributed net income of subsidiaries                                          891           838        3,840
Income tax benefit                                                                           (316)         (232)         (29)
                                                                                          -------      --------      -------
Income before equity in undistributed net
  income of subsidiaries                                                                    1,207         1,070        3,869
Equity in undistributed net income of subsidiaries                                          2,410         1,528            4
                                                                                          -------      --------      -------
  Net income                                                                              $ 3,617      $  2,598      $ 3,873
                                                                                          =======      ========      =======

STATEMENTS OF CASH FLOWS
                                                                                                     ($000 Omitted)
                                                                                             2003          2002         2001
                                                                                          -------      --------      -------
Cash flows from operating activities:
 Net income                                                                               $ 3,617      $  2,598      $ 3,873
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                                              467           289          132
   (Increase) decrease in amount due from subsidiaries                                       (463)          (73)           6
   Increase in other assets                                                                (2,071)         (493)        (400)
   Increase (decrease) in accrued expenses and other liabilities                              662           314         (195)
   Loss on disposal of assets                                                                  27          --           --
   Undistributed net income of subsidiaries                                                (2,410)       (1,528)          (4)
                                                                                          -------      --------      -------
     Net cash (used in) provided by operating activities                                     (171)        1,107        3,412
                                                                                          -------      --------      -------
Cash flows from investing activities: Capital contributions to subsidiaries:
    The Berlin City Bank                                                                   (1,000)       (3,000)        --
    Pemigewasset National Bank                                                               --          (9,500)        --
  Additions to premises and equipment                                                        (466)       (1,362)        (447)
                                                                                          -------      --------      -------
     Net cash used in investing activities                                                 (1,466)      (13,862)        (447)
                                                                                          -------      --------      -------
Cash flows from financing activities:
   Proceeds from issuance of junior
     subordinated debentures by subsidiaries                                                 --          20,000        1,855
   Repayments of advances from subsidiaries                                                  --            --         (2,535)
   Exercise of stock options                                                                 --             140         --
   Purchases of treasury stock                                                               (502)         --         (1,156)
   Dividends paid                                                                          (1,024)       (1,030)      (1,028)
                                                                                          -------      --------      -------
     Net cash (used in) provided by financing activities                                   (1,526)       19,110       (2,864)
                                                                                          -------      --------      -------

Net (decrease) increase in cash and cash equivalents                                       (3,163)        6,355          101
Cash and cash equivalents at beginning of year                                              6,688           333          232
                                                                                          -------      --------      -------
Cash and cash equivalents at end of year                                                  $ 3,525      $  6,688      $   333
                                                                                          =======      ========      =======


                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2003 and 2002 follows:
                                                                                 ($000 Omitted, except earnings per share)

                                                                                             2003 Quarters Ended
                                                                                 ------------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------
Interest and dividend income                                                     $7,999      $8,203      $7,713      $7,592
Interest expense                                                                  2,199       2,218       2,084       1,956
                                                                                -------     -------     -------     -------
  Net interest and dividend income                                                5,800       5,985       5,629       5,636
Provision for loan losses                                                           225         220         210         150
Noninterest income                                                                1,050         987       1,724       1,614
Noninterest expense                                                               5,347       5,464       5,607       5,718
                                                                                -------     -------     -------     -------
  Income before taxes                                                             1,278       1,288       1,536       1,382
Income tax expense                                                                  467         464         558         378
                                                                               --------    --------    --------    --------
  Net income                                                                     $  811     $   824     $   978      $1,004
                                                                                 ======     =======     =======      ======

Basic earnings per common share                                                 $  0.54     $  0.55     $  0.65     $  0.66
                                                                                =======     =======     =======     =======
Earnings per common share assuming dilution                                     $  0.54     $  0.54     $  0.65     $  0.66
                                                                                =======     =======     =======     =======

                                                                                                    2002 Quarters Ended
                                                                                 ------------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------
Interest and dividend income                                                     $7,854      $7,752      $7,778      $8,098
Interest expense                                                                  2,535       2,321       2,482       2,500
                                                                                -------     -------     -------     -------
  Net interest and dividend income                                                5,319       5,431       5,296       5,598
Provision for loan losses                                                           225         225         225         225
Noninterest income                                                                  952         755         875         814
Noninterest expense                                                               4,329       4,560       5,662       5,484
                                                                                -------     -------     -------     -------
  Income before taxes                                                             1,717       1,401         284         703
Income tax expense                                                                  598         479         109         321
                                                                               --------    --------    --------    --------
  Net income                                                                     $1,119     $   922     $   175     $   382
                                                                                 ======     =======     =======     =======

Basic earnings per common share                                                 $  0.74     $  0.60     $  0.12     $  0.25
                                                                                =======     =======     =======     =======
Earnings per common share assuming dilution                                     $  0.74     $  0.60     $  0.12     $  0.25
                                                                                =======     =======     =======     =======

                          INDEPENDENT AUDITORS' REPORT

Shatswell, MacLeod & Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

We have audited the accompanying consolidated statements of financial condition of Northway Financial, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.

                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 16, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees," "Executive Officers" and "Audit and Compliance Committee" in the Company's definitive proxy statement to be delivered in connection with its 2004 Annual Meeting of Stockholders.

Further, the Company has adopted a code of ethics that applies to all of its directors, officers and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.northwayfinancialinc.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be delivered in connection with its 2004 Annual Meeting of Stockholders, provided however, that the "Report of the Human Resources, Compensation and Nominating Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management" in the Company's definitive proxy statement to be delivered in connection with its 2004 Annual Meeting of Stockholders.

The following table sets forth information regarding securities authorized for issuance under the Company's equity compensation plans as of December 31, 2003:

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                                                          Number of securities
                                         Number of securities                             remaining available
                                         to be issued             Weighted-average        for future issuance under
                                         upon exercise of         exercise price of       equity compensation plans
                                         outstanding options,     outstanding options,    (excluding securities
Plan category                            warrants and rights      warrants and rights     reflected in column (a))
-------------                            ---------------------    --------------------    -------------------------
                                                       (a)                      (b)                      (c)
Equity compensation
  plans approved by
  security holders                                      42,000               $   24.93                      127,750
Equity compensation
  plans not approved
  by security holders                                        -                       -                            -
                                                   -----------               ---------                  -----------
         Total                                          42,000               $   24.93                      127,750
                                                   ===========               =========                  ===========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be delivered in connection with its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption "Fees Paid to Independent Auditors" in the Company's definitive proxy statement to be delivered in connection with its 2004 Annual Meeting of Stockholders.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated by reference from
         Item 8 hereof:
               Auditor's Independent Report
               Consolidated Statements of Financial Condition as of December
                 31, 2003 and 2002
               Consolidated Statements of Income for the years ended December
                 31, 2003 and 2002
               Consolidated Statements of Changes in Stockholders Equity for
                 the years ended December 31, 2003, 2002, 2001 and 2000
               Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2003, 2002 and 2001
               Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules:
               None

   (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

(b) Current Report on Form 8-K filed on October 28, 2003.
         Item reported: Earnings announcement for third quarter ending
           September 30, 2003.

(c) See Item 15(a)(3) above

(d) See Item 8 of this Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NORTHWAY FINANCIAL, INC.

     March 23, 2004                         BY: /S/ William J. Woodward
                                                -------------------------------
                                            William J. Woodward
                                            Chairman of the Board, President &
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                          Date

                                   Chairman of the Board,         March 23, 2004
                                   President and CEO (Principal
/S/ William J. Woodward            Executive Officer)
------------------------------
William J. Woodward

                                    Senior Vice President and     March 23, 2004
                                    Chief Financial Officer
                                    (Principal Financial
/S/ Richard P. Orsillo              and Accounting Officer)
------------------------------
Richard P. Orsillo



/S/ Fletcher W. Adams              Vice Chairman of the Board     March 26, 2004
------------------------------
Fletcher W. Adams


/S/ John D. Morris                 Director                       March 26, 2004
------------------------------
John D. Morris


/S/ John H. Noyes                  Director                       March 24, 2004
------------------------------
John H. Noyes


/S/ Barry J. Kelley                Director                       March 23, 2004
------------------------------
Barry J. Kelley


/S/ Randall G. Labnon              Director                       March 25, 2004
------------------------------
Randall G. Labnon


/S/ Stephen G. Boucher             Director                       March 26, 2004
------------------------------
Stephen G. Boucher


/S/ Brien L. Ward                  Director                       March 26, 2004
-----------------------------
Brien L. Ward

/S/ Charles H. Clifford, Jr.       Director                       March 26, 2004
-----------------------------
Charles H. Clifford, Jr.


/S/ Arnold P. Hanson,  Jr.         Director                       March 23, 2004
-----------------------------
Arnold P. Hanson, Jr.


/S/ Frederick C. Anderson          Director                       March 26, 2004
-----------------------------
Frederick C. Anderson

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

     10.8           Supplemental Executive Retirement Plan.(1)

     11             Statement re:  Computation of Per Share Earnings(1)

     14             Code of Ethics(1)

     21             List of Subsidiaries(1)

     23             Consent of Shatswell, MacLeod & Company, P.C. (1)

     31.1 Certification of President of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     31.2 Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 5d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

     32.1 Certification of President of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.(1)

     32.2 Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) Filed herewith.
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.