Form 10-Q
period 2004-03-31
NORTHWAY FINANCIAL INC
filed 2004-05-07
CIK 1041753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 23, 2004, there were 1,499,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1.
         Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2004
         (Unaudited) and December 31, 2003....................................3

         Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 2004 and 2003 (Unaudited)............................4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2004 and 2003 (Unaudited).....................5

         Notes to Condensed Consolidated Financial Statements (Unaudited).....6

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3.
         Quantitative and Qualitative Disclosures About Market Risk..........13

Item 4.
         Controls and Procedures.............................................13

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings...................................................15

Item 2.
         Changes in Securities and Use of Proceeds...........................15

Item 3.
         Defaults Upon Senior Securities.....................................15

Item 4.
         Submission of Matters to a Vote of Security Holders.................15

Item 5.
         Other Information...................................................15

Item 6.
         Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                             NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         Mar. 31,       Dec. 31,
(Dollars in thousands)                                                                       2004           2003
----------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks and interest bearing deposits                                   $  13,156      $  14,615
Federal funds sold                                                                         27,445         16,470
Securities available-for-sale                                                              71,139         68,081
Federal Home Loan Bank stock                                                                4,855          4,705
Federal Reserve Bank stock                                                                    365            365
Loans held-for-sale                                                                           395            511

Loans, net before allowance for loan losses                                               479,794        473,620
   Less: allowance for loan losses                                                          5,057          5,036
                                                                                         -----------------------
   Loans, net                                                                             474,737        468,584
                                                                                         -----------------------
Premises and equipment, net                                                                12,809         12,858
Core deposit intangible                                                                     3,665          3,903
Goodwill                                                                                   10,152         10,152
Other assets                                                                                8,618          8,972
                                                                                         -----------------------
      Total assets                                                                       $627,336       $609,216
                                                                                         =======================
Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                                             $379,576       $393,708
   Noninterest bearing deposits                                                            70,792         69,599
   Short-term borrowings                                                                    7,201          7,401
   Long-term debt                                                                         107,620         87,620
   Other liabilities                                                                       13,787          3,016
                                                                                         -----------------------
      Total liabilities                                                                   578,976        561,344
                                                                                         -----------------------
Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                   -              -
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at March 31, 2004 and December 31, 2003 and 1,499,574 outstanding
     at March 31, 2004 and December 31, 2003                                                1,732          1,732
   Surplus                                                                                  2,088          2,088
   Retained earnings                                                                       50,590         50,116
   Treasury stock, at cost (232,395 shares at March 31, 2004 and December 31, 2003)        (6,213)        (6,213)
   Accumulated other comprehensive income, net of tax                                         163            149
                                                                                         -----------------------
      Total stockholders' equity                                                           48,360         47,872
                                                                                         -----------------------
      Total liabilities and stockholders' equity                                         $627,336       $609,216
                                                                                         =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                                                Three Months
                                                                                               Ended Mar. 31,
(Dollars in thousands, except per share data)                                                2004            2003
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                                                   $    6,625   $    7,102
  Interest on debt securities:
      Taxable                                                                                    643          798
      Tax-exempt                                                                                  31           34
  Dividends                                                                                       47           54
  Federal funds sold                                                                              25           10
  Interest bearing deposits                                                                        -            1
                                                                                          -----------------------
      Total interest and dividend income                                                       7,371        7,999
                                                                                          -----------------------
Interest expense:
  Deposits                                                                                       812        1,268
  Borrowed funds                                                                               1,015          931
                                                                                          -----------------------
      Total interest expense                                                                   1,827        2,199
                                                                                          -----------------------
      Net interest and dividend income                                                         5,544        5,800
Provision for loan losses                                                                        150          225
                                                                                          -----------------------
      Net interest and dividend income after
           provision for loan losses                                                           5,394        5,575
                                                                                          -----------------------
Noninterest income:
 Service charges and fees on deposit accounts                                                    445          398
 Securities gains, net                                                                           459          198
 Gain on sales of loans, net                                                                      39          102
 Other                                                                                           353          352
                                                                                          -----------------------
      Total noninterest income                                                                 1,296        1,050
                                                                                          -----------------------
Noninterest expense:
  Salaries and employee benefits                                                               3,000        2,699
  Office occupancy and equipment                                                                 962          935
  Amortization of core deposit intangible                                                        238          238
  Write-down of equity securities                                                                  -           78
  Other                                                                                        1,408        1,397
                                                                                          -----------------------
      Total noninterest expense                                                                5,608        5,347
                                                                                          -----------------------
      Income before income tax expense                                                         1,082        1,278
Income tax expense                                                                               353          467
                                                                                          -----------------------
      Net income                                                                          $      729   $      811
                                                                                          =======================
        Comprehensive net income                                                          $      743   $    1,068
                                                                                          =======================
Per share data:
      Earnings per common share                                                           $     0.49   $     0.54
      Earnings per common share (assuming dilution)                                       $     0.49   $     0.54
      Cash dividends declared                                                             $     0.17   $     0.17
Weighted average number of common shares                                                   1,499,574    1,509,907


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                              For the Three Months
                                                                                                 Ended Mar. 31,
(Dollars in thousands)                                                                           2004       2003
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                              $    729     $   811
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    150         225
     Depreciation and amortization                                                                601         608
     Write-down of equity securities                                                                -          78
     Gains on sales of securities available-for-sale, net                                        (459)       (198)
     Loss on sale, disposal and write-down of premises and equipment                                -           2
     Amortization of premiums and accretion of discounts on securities, net                        36         131
     (Decrease) increase in unearned income, net                                                  (65)         20
     Amortization of discount on loans acquired                                                    26          27
     Loss on sales of other real estate owned and other personal property, net                      2           -
     Net decrease (increase) in loans held-for-sale                                               116        (878)
     Net change in other assets and other liabilities                                           1,049       1,725
                                                                                             --------------------
        Net cash provided by operating activities                                               2,185       2,551
                                                                                             --------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                       5,854       3,169
     Proceeds from maturities of securities available-for-sale                                  6,955      19,385
     Purchases of securities available-for-sale                                                (5,339)     (7,495)
     Purchases of Federal Home Loan Bank stock                                                   (150)          -
     Purchases of Federal Reserve Bank stock                                                        -        (285)
     Loan originations and principal collections, net                                          (6,491)    (17,749)
     Recoveries of previously charged-off loans                                                    65          44
     Proceeds from sales of and payments received on other real estate owned                        -          10
     Proceeds from sales of and payments received on other personal property                      145         160
     Additions to premises and equipment                                                         (314)        (79)
                                                                                             --------------------
        Net cash provided by (used in) investing activities                                       725      (2,840)
                                                                                             --------------------
Cash flows from financing activities:
     Net decrease in deposits                                                                 (12,939)    (19,307)
     Advances from FHLB                                                                        20,000      10,000
     Net increase in federal funds purchased                                                       95         575
     Net decrease in securities sold under agreements to repurchase                              (295)       (184)
     Purchases of treasury stock                                                                    -        (292)
     Cash dividends paid                                                                         (255)       (257)
                                                                                             --------------------
        Net cash provided by (used in) financing activities                                     6,606      (9,465)
                                                                                             --------------------
Net increase (decrease) in cash and cash equivalents                                            9,516      (9,754)
     Cash and cash equivalents at beginning of period                                          31,085      27,426
                                                                                             --------------------
     Cash and cash equivalents at end of period                                              $ 40,601    $ 17,672
                                                                                             ====================
Supplemental disclosure of cash flows:
     Interest paid                                                                           $  1,848    $  2,142
                                                                                             ====================
     Taxes paid                                                                              $    100    $     60
                                                                                             ====================
     Loans transferred to other real estate owned                                            $      -    $     21
                                                                                             ====================
     Loans transferred to other personal property                                            $    159    $    202
                                                                                             ====================
     Amount due to broker for pending securities purchases                                   $ 10,082    $      -
                                                                                             ====================
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

1. Basis of Presentation.

         The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank and The Pemigewasset National Bank of Plymouth, New Hampshire (collectively, "the Company") included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

         The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the reported periods. Actual results could differ from these estimates. The Company believes that the most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and result of operations and require management's most difficult, subjective and complex judgments, relate to the determination of the allowance for loan losses, the impairment analysis of goodwill and core deposit intangibles, determination of the expense and liability related to the Company's pension plan, and determination of mortgage servicing rights.

         The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

2. Stock-Based Compensation

         As of March 31, 2004, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             ($000 Omitted,
                                                         except per share data)
                                                             Three Months
                                                            Ended Mar. 31,
                                                            2004      2003
                                                            ----      ----
Net income                                 As reported       $729      $811
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based methods awards, net
  of related tax effects                                        -        10
                                                             ----      ----
                                           Pro forma         $729      $801
                                                             ====      ====

Earnings per common share                  As reported      $0.49     $0.54
                                           Pro forma        $0.49     $0.53

Earnings per common share (assuming
  dilution)                                As reported      $0.49     $0.54
                                           Pro forma        $0.49     $0.53

3. Impact of New Accounting Standards.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first fiscal year or interim period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first reporting period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

4. Pension Benefits.

         The following summarizes the net periodic benefit cost for the three months ended March 31:

                                                               2004        2003
                                                               ----        ---
Service cost                                                   $118        $110
Interest cost                                                    76          67
Expected return on plan assets                                  (72)        (56)
Amortization of prior service cost                              (21)        (21)
Recognized net actuarial loss                                    41          30
Amortization of transition asset                                  -          (1)
Special recognition of prior service costs                        -           -
                                                               ----        ----
   Net periodic benefit cost                                   $142        $129
                                                               ====        ====

         The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $430,000 in 2004. During the first quarter 2004, there were no cash contributions to the pension plan. The Company anticipates contributing $430,000 to fund its pension plan on December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis and the related condensed consolidated financial statements relate to Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank, and The Pemigewasset National Bank of Plymouth, New Hampshire (collectively, the "Company").

Forward-Looking Statements

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, projections of revenue, income or loss, expectations for impact of new products on noninterest income and expense, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2003, and in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

         The Company's total assets at March 31, 2004 were $627,336,000 compared to $609,216,000 at December 31, 2003, an increase of $18,120,000. Net loans, including loans held-for-sale, increased $6,037,000 to $475,132,000, the result of increases in residential mortgage loans, commercial real estate loans and commercial loans, which was partially offset by a decrease in both direct and indirect consumer loans. Cash and cash equivalents increased $9,516,000 to $40,601,000, compared to $31,085,000 at December 31, 2003, due primarily to an increase in federal funds sold. These increases were partially offset by a decrease in securities available-for-sale of $3,058,000 to $71,139,000, due primarily to a decrease in corporate bonds and U.S. Government Agency securities, which was partially offset by an increase in mortgage-backed securities.

         Deposits decreased $12,939,000 from December 31, 2003 due to a decrease in all deposit categories except DDA accounts. Long-term Federal Home Loan Bank advances increased $20,000,000 to $87,000,000 from December 31, 2003 due to six new advances, totaling $20,000,000, during the year ranging in term from two years to three years with an average interest rate of 2.22%. Total stockholders' equity increased $488,000 to $48,360,000 at March 31, 2004 from $47,872,000 at December 31, 2003 due primarily to net income of $729,000 which was partially offset by dividends paid of $255,000.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At March 31, 2004 the allowance for loan losses was $5,057,000, or 1.05% of total loans, compared to $5,036,000, or 1.06% of total loans at December 31, 2003. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three month periods ended March 31, 2004 and 2003 is as follows:

                                                               Three Months
                                                              Ended Mar. 31,
(Dollars in thousands)                                       2004        2003
------------------------------------------------------------------------------

Balance at beginning of period                              $5,036      $4,920
                                                            ------------------
Charge-offs                                                   (194)       (206)
Recoveries                                                      65          44
                                                            ------------------
Net charge-offs                                               (129)       (162)
Provision for loan losses                                      150         225
                                                            ------------------
Balance at end of period                                    $5,057      $4,983
                                                            ==================

         Nonperforming loans totaled $3,843,000 as of March 31, 2004, compared to $4,089,000 at December 31, 2003. The ratio of nonperforming loans to loans net of unearned income was 0.80% as of March 31, 2004 compared to 0.86% at December 31, 2003. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,948,000 as of March 31, 2004, compared to $4,180,000 at December 31, 2003. The ratio of nonperforming assets to total assets was 0.63% as of March 31, 2004 compared to 0.69% at December 31, 2003.

Results of Operations

         The Company reported net income of $729,000, or $0.49 per common share, for the three months ended March 31, 2004, compared to $811,000, or $0.54 per common share, for the three months ended March 31, 2003, a decrease of $82,000, or 10.1%.

         Net interest and dividend income for the first quarter decreased $256,000, or 4.4%, to $5,544,000 compared to $5,800,000 for the first quarter of 2003. The decrease is primarily the result of a 0.65% decrease in the yield on earning assets as loans continue to reprice downward in the current rate environment. This was partially offset by an increase in average earning assets of $16,104,000 as well as a decrease in the cost of interest bearing liabilities of 0.37%.

         The provision for loan losses decreased $75,000 to $150,000 for the first quarter of 2004 compared to $225,000 for the first quarter of 2003. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

         Noninterest income increased $246,000 to $1,296,000 in the first quarter of 2004 compared to $1,050,000 in the first quarter of 2003. Service charges and fees on deposit accounts increased $47,000 due to increases in overdraft fee income. Net securities gains increased $261,000 in the first quarter of 2004 compared to the first quarter of 2003 due to the sale of corporate bonds and equity securities. Gains on sales of loans decreased $63,000 due to a combination of lower sales volumes in the secondary market and the subsequent recognition of lower mortgage servicing asset income.

         Noninterest expense increased $261,000 to $5,608,000 for the quarter ended March 31, 2004, compared to the $5,347,000 recorded during the same period last year. Salaries and employee benefits increased $301,000 to $3,000,000 for the first quarter of 2004 compared to $2,699,000 for the first quarter 2003. This increase was due primarily to increases in salaries expense, related payroll taxes and benefits and the recording of a liability to deferred compensation related to a Supplemental Employee Retirement Plan. This was partially offset by the fact that the Company recorded no write-down of equity securities for the first quarter of 2004 compared to a write down of $78,000 for the same period last year.

Income Tax Expense

         The Company recognized income tax expense of $353,000 and $467,000 for the three months ended March 31, 2004 and 2003, respectively. The effective tax rates were 32.6% and 36.5% for those respective periods.

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

         Additionally, Northway Financial, Inc. requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary banks, and the payment of general corporate expenses. The primary sources of liquidity for Northway Financial, Inc. are dividends from its subsidiary banks and reimbursement for services performed on behalf of the banks.

         Management believes that the Company's current level of liquidity and funds available from outside sources is sufficient to meet the Company's needs.

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 9.72% and 12.90%, respectively, at March 31, 2004. The Company's Tier 1 leverage ratio at March 31, 2004 was 7.59%. As of March 31, 2004, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Since December 31, 2003, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 13 through 27 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit Number    Description of Exhibit

     11           Statement re Computation of per share earnings

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Current Report on Form 8-K filed on February 2, 2004.
         Item reported: Earnings announcement for fourth quarter ending December 31, 2003.

         Current Report of Form 8-K/A filed on March 24, 2004.
         Item reported: Revised Selected Consolidated Financial Data for fourth quarter ending December 31, 2003.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NORTHWAY FINANCIAL, INC.

          May 4, 2004                        BY: /S/ William J. Woodward
                                                 ------------------------------
                                             William J. Woodward
                                             President & CEO
                                             (Principal Executive Officer)

         May 4, 2004                         BY: /S/ Richard P. Orsillo
                                                 ------------------------------
                                             Richard P. Orsillo
                                             Senior Vice President & CFO
                                             (Principal Financial and Accounting
                                             Officer)

                                INDEX OF EXHIBITS

Exhibit Number    Description of Exhibit

     11           Statement re Computation of per share earnings

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002