Form 10-Q
period 2004-06-30
NORTHWAY FINANCIAL INC
filed 2004-08-11
CIK 1041753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended June 30, 2004

    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _______________________ to  ______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At July 22, 2004, there were 1,499,574 shares of common stock outstanding, par value $1.00 per share.

                                     INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1.
       Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2004
       (Unaudited) and December 31, 2003...................................... 3

       Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended June 30, 2004 and 2003 (Unaudited)..............   4

       Condensed Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2004 and 2003 (Unaudited).............................   5

       Notes to Condensed Consolidated Financial Statements (Unaudited).....   6

Item 2.
       Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................  10

Item 3.
       Quantitative and Qualitative Disclosures About Market Risk...........  13

Item 4.
       Controls and Procedures..............................................  14

PART IIOTHER INFORMATION

Item 1.
       Legal Proceedings....................................................  15

Item 2.
       Changes in Securities and Use of Proceeds............................  15

Item 3.
       Defaults Upon Senior Securities......................................  15

Item 4.
       Submission of Matters to a Vote of Security Holders..................  15

Item 5.
       Other Information....................................................  15

Item 6.
       Exhibits and Reports on Form 8-K.....................................  15

Signatures..................................................................  16

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                             NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,        Dec. 31,
(Dollars in thousands)                                                                     2004           2003
----------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                                    $ 19,376       $ 14,615
Federal funds sold                                                                              -         16,470
Securities available-for-sale                                                              81,479         68,081
Federal Home Loan Bank stock                                                                5,515          4,705
Federal Reserve Bank stock                                                                    365            365
Loans held-for-sale                                                                           844            511

Loans, net before allowance for loan losses                                               498,727        473,620
   Less: allowance for loan losses                                                          5,053          5,036
                                                                                         -----------------------
   Loans, net                                                                             493,674        468,584
                                                                                         -----------------------
Premises and equipment, net                                                                13,527         12,858
Core deposit intangible                                                                     3,426          3,903
Goodwill                                                                                   10,152         10,152
Other assets                                                                                9,645          8,972
                                                                                         -----------------------
      Total assets                                                                       $638,003       $609,216
                                                                                         =======================
Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                                             $391,174       $393,708
   Noninterest bearing deposits                                                            82,484         69,599
   Short-term borrowings                                                                   10,119          7,401
   Long-term debt                                                                         103,620         87,620
   Other liabilities                                                                        3,523          3,016
                                                                                         -----------------------
      Total liabilities                                                                   590,920        561,344
                                                                                         -----------------------
Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                   -              -
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at June 30, 2004 and December 31, 2003 and 1,499,574 outstanding
     at June 30, 2004 and December 31, 2003                                                 1,732          1,732
   Surplus                                                                                  2,088          2,088
   Retained earnings                                                                       51,084         50,116
   Treasury stock, at cost (232,395 shares at June 30, 2004 and December 31, 2003)         (6,213)        (6,213)
   Accumulated other comprehensive (loss) income, net of tax                               (1,608)           149
                                                                                         -----------------------
      Total stockholders' equity                                                           47,083         47,872
                                                                                         -----------------------
      Total liabilities and stockholders' equity                                         $638,003       $609,216
                                                                                         =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                                                       Three Months              Six Months
                                                                      Ended June 30,           Ended June 30,

(Dollars in thousands, except per share data)                         2004        2003       2004          2003
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                             $ 6,641      $7,277      $13,266    $14,379
  Interest on debt securities:
      Taxable                                                           825         803        1,468      1,601
      Tax-exempt                                                         34          39           65         73
  Dividends                                                              58          66          105        120
  Federal funds sold                                                     13          18           38         28
  Interest bearing deposits                                               -           -            -          1
                                                                    -------------------      ------------------
      Total interest and dividend income                              7,571       8,203       14,942     16,202
                                                                    -------------------      ------------------
Interest expense:
  Deposits                                                              743       1,162        1,555      2,430
  Borrowed funds                                                      1,130       1,056        2,145      1,987
                                                                    -------------------      ------------------
       Total interest expense                                         1,873       2,218        3,700      4,417
                                                                    -------------------      ------------------
       Net interest and dividend income                               5,698       5,985       11,242     11,785
Provision for loan losses                                               120         220          270        445
                                                                    -------------------      ------------------
       Net interest and dividend income after
           provision for loan losses                                  5,578       5,765       10,972     11,340
                                                                    -------------------      ------------------
Noninterest income:
 Service charges and fees on deposit accounts                           607         432        1,052        830
 Securities gains, net                                                  261          39          720        237
 Gain on sales of loans, net                                             44          97           83        199
 Other                                                                  382         419          705        771
                                                                    -------------------      ------------------
        Total noninterest income                                      1,294         987        2,560      2,037
                                                                    -------------------      ------------------
Noninterest expense:
  Salaries and employee benefits                                      3,087       2,770        6,087      5,469
  Office occupancy and equipment                                        888         938        1,850      1,873
  Amortization of core deposit intangible                               239         239          477        477
  Write-down of equity securities                                         -          41            -        119
  Other                                                               1,518       1,476        2,896      2,873
                                                                    -------------------      ------------------
      Total noninterest expense                                       5,732       5,464       11,310     10,811
                                                                    -------------------      ------------------
      Income before income tax expense                                1,140       1,288        2,222      2,566
Income tax expense                                                      392         464          745        931
                                                                    -------------------      ------------------
      Net income                                                    $   748      $  824      $ 1,477    $ 1,635
                                                                    ===================      ==================
        Comprehensive net income                                    $(1,023)     $2,466      $  (280)   $ 3,534
                                                                    ===================      ==================
Per share data:
     Earnings per common share                                      $  0.50      $ 0.55      $  0.99    $  1.09
     Earnings per common share (assuming dilution)                  $  0.49      $ 0.54      $  0.98    $  1.08
     Cash dividends declared                                        $  0.34      $ 0.34      $  0.34    $  0.34
Weighted average number of common shares, basic                   1,499,574   1,505,695    1,499,574  1,507,789
Weighted average number of common shares, diluted                 1,512,219   1,512,255    1,512,337  1,514,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                               For the Six Months
                                                                                                 Ended June 30,
(Dollars in thousands)                                                                           2004       2003
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                              $  1,477   $  1,635
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    270        445
     Depreciation and amortization                                                              1,189      1,195
     Write-down of equity securities                                                                -        119
     Gains on sales of securities available-for-sale, net                                        (720)      (237)
     Loss on sale, disposal and write-down of premises and equipment                                4          6
     Amortization of premiums and accretion of discounts on securities, net                        64        265
     (Decrease) increase in unearned income, net                                                 (176)        23
     Amortization of discount on loans acquired                                                    57         53
     Loss on sales of other real estate owned and other personal property, net                      3          2
     Net increase in loans held-for-sale                                                         (333)      (464)
     Net change in other assets and other liabilities                                             939      1,218
                                                                                             -------------------
        Net cash provided by operating activities                                               2,774      4,260
                                                                                             -------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                      11,667      4,128
     Proceeds from maturities of securities available-for-sale                                 10,943     36,297
     Purchases of securities available-for-sale                                               (38,262)   (25,957)
     Purchases of Federal Home Loan Bank stock                                                   (810)       (74)
     Purchases of Federal Reserve Bank stock                                                        -       (285)
     Loan originations and principal collections, net                                         (25,663)   (21,165)
     Recoveries of previously charged-off loans                                                   103         93
     Proceeds from sales of and payments received on other real estate owned                        -         10
     Proceeds from sales of and payments received on other personal property                      364        439
     Additions to premises and equipment                                                       (1,385)      (280)
                                                                                             -------------------
        Net cash used in investing activities                                                 (43,043)    (6,794)
                                                                                             -------------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                       10,351     (9,956)
     Advances from FHLB                                                                        20,000     28,000
     Repayment of FHLB Advances                                                                (4,000)    (7,000)
     Net increase in short-term FHLB Advances                                                   2,765          -
     Net decrease in securities sold under agreements to repurchase                               (47)    (1,223)
     Purchases of treasury stock                                                                    -       (351)
     Cash dividends paid                                                                         (509)      (513)
                                                                                             -------------------
        Net cash provided by financing activities                                              28,560      8,957
                                                                                             -------------------
Net (decrease) increase in cash and cash equivalents                                          (11,709)     6,423
     Cash and cash equivalents at beginning of period                                          31,085     27,426
                                                                                             -------------------
     Cash and cash equivalents at end of period                                              $ 19,376   $ 33,849
                                                                                             ===================
Supplemental disclosure of cash flows:
     Interest paid                                                                           $  3,815   $  4,504
                                                                                             ========   ========
     Taxes paid                                                                              $    900   $    945
                                                                                             ========   ========
     Loans transferred to other real estate owned                                            $      -   $     46
                                                                                             ========   ========
     Loans transferred to other personal property                                            $    318   $    439
                                                                                             ========   ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (Unaudited)

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

     The results of operations for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

2. Stock-Based Compensation

     As of June 30, 2004, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                    ($000 Omitted, except per share data)
                                                                                      Three Months             Six Months
                                                                                     Ended June 30,         Ended June 30,
                                                                                     2004     2003          2004       2003
                                                                                   ------------------     -------------------
Net income                                                       As reported        $  748     $  824     $1,477     $1,635
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                     -         10          -         20
                                                                                    ------     ------     ------     ------
                                                                 Pro forma          $  748     $  814     $1,477     $1,615
                                                                                    ======     ======     ======     ======

Earnings per common share                                        As reported         $0.50      $0.55      $0.99      $1.09
                                                                 Pro forma           $0.50      $0.54      $0.99      $1.07

Earnings per common share (assuming dilution)                    As reported         $0.49      $0.54      $0.98      $1.08
                                                                 Pro forma           $0.49      $0.53      $0.98      $1.06

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

4. Pension Benefits.

     The following summarizes the net periodic benefit cost for the three months and six months ended June 30: ($000 Omitted)

                                                                               ($000 Omitted)
                                                           Three Months Ended                   Six Months Ended
                                                              June 30,                              June 30,
                                                       2004              2003              2004               2003
                                                       ----------------------              -----------------------
Service cost                                            $118             $110              $236             $220
Interest cost                                             76               67               152              134
Expected return on plan assets                           (72)             (56)             (144)            (112)
Amortization of prior service cost                       (21)             (21)              (42)             (42)
Recognized net actuarial loss                             32               53                73               83
Amortization of transition asset                           -               (1)                -               (2)
Special recognition of prior service costs                 -                -                 -                -
                                                        ----             ----              ----             ----
  Net periodic benefit cost                             $133             $152              $275             $281
                                                        ====             ====              ====             ====

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $430,000 in 2004. During the first six months of 2004, there were no cash contributions to the pension plan. The Company anticipates contributing $430,000 to fund its pension plan on December 31, 2004.

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

Financial Condition

     The Company's total assets at June 30, 2004 were $638,003,000 compared to $609,216,000 at December 31, 2003, an increase of $28,787,000. Net loans, including loans held-for-sale, increased $25,423,000 to $494,518,000, the result of increases in residential mortgage loans, commercial real estate loans and commercial loans, which was partially offset by a decrease in both direct and indirect consumer loans. Securities available-for-sale, including FHLB Stock and Federal Reserve Bank Stock, increased $14,208,000 to $87,359,000, which was primarily the result of Mortgage-backed security and US Agency security purchases. Cash and cash equivalents decreased $11,709,000 to $19,376,000, compared to $31,085,000 at December 31, 2003, due primarily to a decrease in federal funds sold.

     Deposits increased $10,351,000 to $473,658,000 from December 31, 2003 due to an increase in both DDA and NOW accounts partially offset by a decrease in savings and time accounts. Long-term Federal Home Loan Bank advances increased $16,000,000 to $83,000,000 from December 31, 2003 due to six new advances, totaling $20,000,000, during the year ranging in term from two years to three years with an average interest rate of 2.22%, which was partially offset by the maturity of $4,000,000 in advances. Total stockholders' equity decreased $789,000 to $47,083,000 at June 30, 2004 from $47,872,000 at December 31, 2003.
Net income of $1,477,000 was offset by dividends paid of $509,000 and a decrease in accumulated comprehensive income of $1,757,000 as the recent increase in interest rates has resulted in an unrealized loss on investment securities available-for-sale.

     The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At June 30, 2004 the allowance for loan losses was $5,053,000, or 1.01% of total loans, compared to $5,036,000, or 1.06% of total loans at December 31, 2003. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three month and six month periods ended June 30, 2004 and 2003 is as follows:

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
(Dollars in thousands)                 2004        2003        2004        2003
-------------------------------------------------------------------------------
Balance at beginning of period        $5,057      $4,983      $5,036     $4,920
                                      ------------------      -----------------
Charge-offs                             (162)       (258)       (356)      (464)
Recoveries                                38          49         103         93
                                      ------------------      -----------------
Net charge-offs                         (124)       (209)       (253)      (371)
Provision for loan losses                120         220         270        445
                                      ------------------      -----------------
Balance at end of period              $5,053      $4,994      $5,053     $4,994
                                      ==================      =================

     Nonperforming loans totaled $3,586,000 as of June 30, 2004, compared to $4,089,000 at December 31, 2003. The ratio of nonperforming loans to loans net of unearned income was 0.72% as of June 30, 2004 compared to 0.86% at December 31, 2003. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,629,000 as of June 30, 2004, compared to $4,180,000 at December 31, 2003. The ratio of nonperforming assets to total assets was 0.57% as of June 30, 2004 compared to 0.69% at December 31, 2003.

Results of Operations

     The Company reported net income of $748,000, or $0.50 per common share, for the three months ended June 30, 2004, compared to $824,000, or $0.55 per common share, for the three months ended June 30, 2003, a decrease of $76,000, or 9.2%. Net income for the six months ended June 30, 2004 was $1,477,000, or $0.99 per common share, compared to $1,635,000, or $1.09 per common share, for the six months ended June 30, 2003, a decrease of $158,000, or 9.7%.

     Net interest and dividend income for the second quarter decreased $287,000, or 4.8%, to $5,698,000 compared to $5,985,000 for the second quarter of 2003. Net interest and dividend income for the six months ended June 30, 2004 decreased $543,000, or 4.6%, to $11,242,000 compared to $11,785,000 for the same period last year. The decrease for both the quarter and year-to-date is due primarily to a decrease in the yield on earning assets as loans continued to reprice downward. This was partially offset by an increase in average earning assets as well as a decrease in the cost of interest bearing liabilities.

     The provision for loan losses decreased $100,000 to $120,000 for the second quarter of 2004 compared to $220,000 for the second quarter of 2003. For the six months ended June 30, 2004, the provision for loan losses was $270,000, a decrease of $175,000 from the $445,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

     Noninterest income increased $307,000 to $1,294,000 in the second quarter of 2004 compared to $987,000 in the second quarter of 2003. Service charges and fees on deposit accounts increased $175,000 due to increases in overdraft fee income primarily the result of the introduction of a new overdraft privilege source. Net securities gains increased $222,000 in the second quarter of 2004 compared to the first quarter of 2003 due to the sale of corporate bonds and equity securities. Gains on sales of loans decreased $53,000 due to a combination of lower sales volumes in the secondary market and the subsequent recognition of lower mortgage servicing asset income. Noninterest income for the six months ended June 30, 2004 increased $523,000 to $2,560,000 compared to $2,037,000 for the same period last year. Service charges and fees on deposit accounts increased $222,000 due to increases in overdraft fee income principally the result of the bounce protection program. Net securities gains for the six months ended June 30, 2004 were $720,000, an increase of $483,000 over the $237,000 reported for the same period a year ago. Gains on sales of loans decreased $116,000 over one year ago and other noninterest income decreased $66,000.

     Noninterest expense increased $268,000 to $5,732,000 for the quarter ended June 30, 2004, compared to the $5,464,000 recorded during the same period last year. For the six months ended June 30, 2004 noninterest expense totaled $11,310,000, an increase of $499,000 over the same period last year. Salaries and employee benefits increased $317,000 to $3,087,000 for the second quarter of 2004 compared to $2,770,000 for the first quarter 2003. For the six months ended June 30, 2004, salaries and employee benefits increased $618,000 to $6,087,000 compared to $5,469,000 for the same period a year ago. The increase for both the quarter and the year-to-date was due primarily to increases in salaries expense, related payroll taxes and benefits and the recording of a liability to deferred compensation related to a Supplemental Employee Retirement Plan. This was partially offset by the fact that the Company recorded no write-down of equity securities for both the second quarter of 2004 and the year-to-date ended June 30, 2004 compared to a write down of $41,000 for the second quarter of 2003 and $119,000 for the six months ended June 30, 2003.

Income Tax Expense

     The Company recognized income tax expense of $745,000 and $931,000 for the six months ended June 30, 2004 and 2003, respectively. The effective tax rates were 33.5% and 36.3% for those respective periods.

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

Capital

     The Company's Tier 1 and Total Risk Based Capital ratios were 9.71% and 12.78%, respectively, at June 30, 2004. The Company's Tier 1 leverage ratio at June 30, 2004 was 7.44%. As of June 30, 2004, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 25, 2004. At the Annual Meeting, the stockholders elected Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes and William J. Woodward to three-year terms as directors. Each of these directors' terms will expire at the 2007 annual meeting. The final vote for each of these elected directors is as follows:

                                       For                   Withheld
                                    ---------                --------
Fletcher W. Adams                   1,233,859                 11,208
Arnold P. Hanson, Jr.               1,233,322                 11,745
John H. Noyes                       1,232,466                 12,601
William J. Woodward                 1,227,802                 17,263

The directors continuing in office are Stephen G. Boucher, Barry J. Kelley, Frederick C. Anderson, Charles H. Clifford, Jr., John D. Morris, Brien L. Ward and Randall G. Labnon.

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

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Report on Form 8-K filed on April 30, 2004.
    Item reported: Earnings announcement for first quarter ending March
    31, 2004.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHWAY FINANCIAL, INC.

          August 3, 2004                    BY:/S/William J. Woodward
                                               ------------------------
                                            William J. Woodward
                                            President & CEO
                                            (Principal Executive Officer)

         August 2, 2004                     BY:/S/Richard P. Orsillo
                                            ------------------------
                                            Richard P. Orsillo
                                            Senior Vice President & CFO
                                            (Principal Financial and Accounting
                                            Officer)

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