Form 10-Q
period 2004-09-30
NORTHWAY FINANCIAL INC
filed 2004-11-10
CIK 1041753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 2004

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                              ---------------------     ----------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 22, 2004, there were 1,499,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                PAGE

Item 1.
         Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2004
         (Unaudited) and December 31, 2003...................................3

         Condensed Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 2004 and 2003 (Unaudited).......4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2004 and 2003 (Unaudited).......................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)....6

Item 2.
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 3.
         Quantitative and Qualitative Disclosures About Market Risk.........14

Item 4.
         Controls and Procedures............................................15

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings..................................................16

Item 2.
         Unregistered Sales of Equity Securities and Use of Proceeds........16

Item 3.
         Defaults Upon Senior Securities....................................16

Item 4.
         Submission of Matters to a Vote of Security Holders................16

Item 5.
         Other Information..................................................16

Item 6.
         Exhibits 16

Signatures..................................................................17

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                        NORTHWAY FINANCIAL, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              Sep. 30,         Dec. 31,
(Dollars in thousands)                                                           2004            2003
--------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                           $ 15,555       $ 14,615
Federal funds sold                                                                 3,225         16,470
Securities available-for-sale                                                     91,407         68,081
Federal Home Loan Bank stock                                                       5,515          4,705
Federal Reserve Bank stock                                                           365            365
Loans held-for-sale                                                                  532            511

Loans, net before allowance for loan losses                                      483,526        473,620
   Less: allowance for loan losses                                                 5,207          5,036
                                                                                -----------------------
   Loans, net                                                                    478,319        468,584
                                                                                -----------------------

Premises and equipment, net                                                       13,884         12,858
Core deposit intangible                                                            3,188          3,903
Goodwill                                                                          10,152         10,152
Other assets                                                                       9,001          8,972
                                                                                -----------------------
      Total assets                                                              $631,143       $609,216
                                                                                =======================

Liabilities and Stockholders' Equity:
Liabilities
   Interest bearing deposits                                                    $384,680       $393,708
   Noninterest bearing deposits                                                   81,183         69,599
   Short-term borrowings                                                          10,635          7,401
   Long-term debt                                                                 98,620         87,620
   Other liabilities                                                               7,161          3,016
                                                                                -----------------------
      Total liabilities                                                          582,279        561,344
                                                                                -----------------------

Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued          -              -
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at September 30, 2004 and December 31, 2003 and 1,499,574 outstanding
     at September 30, 2004 and December 31, 2003                                   1,732          1,732
   Surplus                                                                         2,088          2,088
   Retained earnings                                                              51,805         50,116
   Treasury stock, at cost (232,395 shares at September 30, 2004 and December
      31, 2003)                                                                   (6,213)        (6,213)
   Accumulated other comprehensive (loss) income, net of tax                        (548)           149
                                                                                -----------------------
      Total stockholders' equity                                                  48,864         47,872
                                                                                -----------------------
      Total liabilities and stockholders' equity                                $631,143       $609,216
                                                                                =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          NORTHWAY FINANCIAL, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
                                                                          Three
                                                                          Months                Nine Months
                                                                      Ended Sep. 30,           Ended Sep. 30,
(Dollars in thousands, except per share data)                         2004        2003       2004          2003
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                              $6,655      $6,814      $19,921    $21,193
  Interest on debt securities:
      Taxable                                                           809         744        2,277      2,345
      Tax-exempt                                                         32          41           97        114
  Dividends                                                              65          59          170        179
  Federal funds sold                                                     33          54           71         82
  Interest bearing deposits                                               1           1            1          2
                                                                 ----------------------    --------------------
      Total interest and dividend income                              7,595       7,713       22,537     23,915
                                                                 ----------------------    --------------------

Interest expense:
  Deposits                                                              793       1,057        2,348      3,487
  Borrowed funds                                                      1,074       1,027        3,219      3,014
                                                                 ----------------------    --------------------
       Total interest expense                                         1,867       2,084        5,567     6,501
                                                                 ----------------------    --------------------

       Net interest and dividend income                               5,728       5,629       16,970     17,414
Provision for loan losses                                               120         210          390        655
                                                                 ----------------------    --------------------
       Net interest and dividend income after
           provision for loan losses                                  5,608       5,419       16,580     16,759
                                                                 ----------------------    --------------------

Noninterest income:
 Service charges and fees on deposit accounts                           591         404        1,643      1,234
 Securities gains, net                                                   20         614          740        851
 Gain on sales of loans, net                                            319         143          402        342
 Other                                                                  513         562        1,218      1,333
                                                                 ----------------------    --------------------
        Total noninterest income                                      1,443       1,723        4,003      3,760
                                                                 ----------------------    --------------------

Noninterest expense:
  Salaries and employee benefits                                      3,009       2,861        9,096      8,330
  Office occupancy and equipment                                        908         894        2,758      2,767
  Amortization of core deposit intangible                               238         238          715        715
  Write-down of equity securities                                         -          65            -        184
  Other                                                               1,412       1,548        4,308      4,421
                                                                 ----------------------    --------------------
      Total noninterest expense                                       5,567       5,606       16,877    16,417
                                                                 ----------------------    --------------------

      Income before income tax expense                                1,484       1,536        3,706      4,102
Income tax expense                                                      507         558        1,252      1,489
                                                                 ----------------------    --------------------

      Net income                                                 $      977    $    978    $   2,454   $  2,613
                                                                 ======================    ====================

        Comprehensive net income                                 $    2,037    $    141    $   1,757   $  3,675
                                                                 ======================    ====================

Per share data:
     Earnings per common share                                   $     0.65    $   0.65    $    1.64  $    1.74
     Earnings per common share (fully diluted)                   $     0.64    $   0.65    $    1.62  $    1.73
     Cash dividends declared                                     $     0.17    $   0.17    $    0.51  $    0.51
Weighted average number of common shares, basic                   1,499,574   1,502,563    1,499,574  1,506,028
Weighted average number of common shares, diluted                 1,509,419   1,509,503    1,511,418  1,512,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    NORTHWAY FINANCIAL, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                            For the Nine Months
                                                                                               Ended Sep. 30,
(Dollars in thousands)                                                                          2004       2003
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                             $   2,454  $   2,613
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                    390        655
     Depreciation and amortization                                                              1,781      1,775
     Write-down of equity securities                                                                -        184
     Gains on sales of securities available-for-sale, net                                        (740)      (851)
     Loss on sale, disposal and write-down of premises and equipment                                4          6
     Amortization of premiums and accretion of discounts on securities, net                        76        344
     (Decrease) increase in unearned income, net                                                 (148)        30
     Amortization of discount on loans acquired                                                   122         80
     Loss on sales of other real estate owned and other personal property, net                      5          6
     Net increase in loans held-for-sale                                                          (21)      (288)
     Net change in other assets and other liabilities                                           1,460      1,189
                                                                                            --------------------
        Net cash provided by operating activities                                               5,383      5,743
                                                                                            --------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                      16,028     14,918
     Proceeds from maturities of securities available-for-sale                                 18,357     61,182
     Purchases of securities available-for-sale                                               (55,146)   (63,971)
     Purchases of Federal Home Loan Bank stock                                                   (810)       (74)
     Purchases of Federal Reserve Bank stock                                                        -       (285)
     Loan originations and principal collections, net                                         (10,808)   (27,009)
     Recoveries of previously charged-off loans                                                   284        141
     Proceeds from sales of and payments received on other real estate owned                        -         10
     Proceeds from sales of and payments received on other personal property                      478        630
     Additions to premises and equipment                                                       (2,096)     (1,504)
                                                                                            --------------------
        Net cash used in investing activities                                                 (33,713)   (15,962)
                                                                                            --------------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                                        2,556     (2,319)
     Advances from FHLB                                                                        20,000     28,000
     Repayment of FHLB Advances                                                                (9,000)    (7,000)
     Net increase in securities sold under agreements to repurchase                             3,234        382
     Purchases of treasury stock                                                                    -       (502)
     Cash dividends paid                                                                         (765)      (768)
                                                                                            --------------------
        Net cash provided by financing activities                                              16,025     17,793
                                                                                            --------------------
Net (decrease) increase in cash and cash equivalents                                          (12,305)     7,574
     Cash and cash equivalents at beginning of period                                          31,085     27,426
                                                                                            --------------------
     Cash and cash equivalents at end of period                                             $  18,780  $  35,000
                                                                                            ====================

Supplemental disclosure of cash flows:
     Interest paid                                                                          $   5,550  $   6,532
                                                                                            ====================

     Taxes paid                                                                             $   1,450  $   1,528
                                                                                            ====================

     Loans transferred to other real estate owned                                           $       -  $      46
                                                                                            ====================

     Loans transferred to other personal property                                           $     424  $     668
                                                                                            ====================

     Amount due to broker for pending securities purchases                                  $   3,055  $       -
                                                                                            ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

     The results of operations for the three month and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

2    Stock-Based Compensation

     As of September 30, 2004, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                      ($000 Omitted, except per share data)
                                                                                      Three Months            Nine Months
                                                                                     Ended Sep. 30,         Ended Sep. 30,
                                                                                    2004     2003          2004       2003
                                                                                 ------------------     -------------------
Net income                                                       As reported        $  977    $   978     $2,454     $2,613
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                     -         10          -         30
                                                                                   -------    -------     ------     ------
                                                                 Pro forma         $   977    $   968     $2,454     $2,583
                                                                                   =======    =======     ======     ======

Earnings per common share                                        As reported         $0.65      $0.65      $1.64      $1.74
                                                                 Pro forma           $0.65      $0.64      $1.64      $1.71

Earnings per common share (fully diluted)                        As reported         $0.64      $0.65      $1.62      $1.73
                                                                 Pro forma           $0.64      $0.64      $1.62      $1.70

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

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

4.   Pension Benefits.

     The following summarizes the net periodic benefit cost for the three months and nine months ended September 30:

                                                                              ($000 Omitted)
                                                           Three Months Ended                  Nine Months Ended
                                                            September 30,                        September 30,
                                                       2004              2003              2004               2003
                                                       ----------------------              -----------------------
Service cost                                            $120             $110              $356             $330
Interest cost                                             75               68               227              202
Expected return on plan assets                           (72)             (56)             (216)            (168)
Amortization of prior service cost                       (21)             (21)              (63)             (63)
Recognized net actuarial loss                             33               52               106              135
Amortization of transition asset                           -               (1)                -               (3)
Special recognition of prior service costs                 -                -                 -                -
                                                        ----             ----              ----             ----
  Net periodic benefit cost                             $135             $152              $410             $433
                                                        ====             ====              ====             ====

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $430,000 in 2004. During the first nine months of 2004, there were no cash contributions to the pension plan. The Company anticipates contributing $430,000 to fund its pension plan on December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

         The following discussion and analysis and the related condensed consolidated financial statements relate to Northway Financial, Inc. and its wholly-owned subsidiaries, The Berlin City Bank, and The Pemigewasset National Bank of Plymouth, New Hampshire (collectively, the "Company").


Forward-Looking Statements

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations regarding the impact on net income of withdrawing from the indirect automobile lending line of business, projections of revenue, income or loss, expectations for impact of new products on noninterest income and expense, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2003, and in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.


Exit from Indirect Automobile Lending Line of Business.

         The Company announced its exit from the indirect automobile lending line of business effective August 31, 2004. The Bank continues to service the existing $134 million portfolio and expects to retain, for a period of twelve months, a majority of the staff that performs this function. As a result of this decision, several employees were terminated on September 10, 2004, while others were offered positions within the Company.

         The decision to exit this line of business was predicated on the low interest rate environment and competitive pressures of the past eighteen months. The Company expects that the next twenty-four months cash flows from the remaining portfolio will be redeployed into commercial loans, residential mortgage loans, consumer loans such as home equity loans and automobile loans, and the Company's investment portfolio, which in recent years have generated higher yields for the Company.

         Under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company is required to create a liability for the cost associated with one-time termination benefits and reflect the expense from continuing operations before income taxes in the period in which they are incurred. Therefore, one-time termination benefits associated with terminated employees totaled $19,000 and is reflected in the financial statements for the three-month and nine-month periods ended September 30, 2004.

         Further, to induce employees to remain and service the portfolio for the next twelve months, the Company has established an incentive to stay bonus arrangement which will be paid out at the end of the twelve month period. The expense of this arrangement is estimated at $88,000 and is being accrued over a twelve month period commencing in September 2004.

Financial Condition

         The Company's total assets at September 30, 2004 were $631,143,000 compared to $609,216,000 at December 31, 2003, an increase of $21,927,000. Net loans, including loans held-for-sale, increased $9,756,000 to $478,851,000, the result of increases in residential mortgage loans, commercial real estate loans and commercial loans, which was partially offset by a decrease in both direct and indirect consumer loans. Indirect consumer loans have declined $16,955,000 to $133,851,000 since December 31, 2003. This is the result of portfolio amortization outpacing new loan originations as pricing and competitive pressures have made new loan originations unattractive, prompting the decision to exit this line of business effective August 31, 2004. Securities available-for-sale, including Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank stock, increased $24,136,000 to $97,287,000, which was primarily the result of mortgage-backed security and U.S. agency security purchases. Securities purchases during the third quarter totaled $10,000,000 and were primarily funded by the cash flows generated from the indirect lending portfolio. Cash and cash equivalents decreased $12,305,000 to $18,780,000, compared to $31,085,000 at December 31, 2003, due primarily to a decrease in federal funds sold.

         Deposits increased $2,556,000 to $465,863,000 from December 31, 2003 due to an increase in both DDA and NOW accounts partially offset by a decrease in savings and time accounts. Long-term FHLB advances increased $11,000,000 to $78,000,000 from December 31, 2003. During the first quarter, the Company borrowed $20,000,000 in medium term advances as part of an interest rate arbitrage, investing the funds in mortgage-backed securities at an attractive spread. Total stockholders' equity increased $992,000 to $48,864,000 at September 30, 2004 from $47,872,000 at December 31, 2003. Net income of $2,454,000 was offset by dividends paid of $765,000 and a decrease in the unrealized gain on investment securities available-for-sale of $697,000 due to the recent increase in interest rates.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At September 30, 2004 the allowance for loan losses was $5,207,000, or 1.08% of total loans, compared to $5,036,000, or 1.06% of total loans at December 31, 2003. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three month and nine month periods ended September 30, 2004 and 2003 is as follows:

                                                                       Three Months              Nine Months
                                                                       Ended Sep. 30,           Ended Sep. 30,
(Dollars in thousands)                                                2004        2003         2004        2003
---------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                       $5,053      $4,994       $5,036     $4,920
                                                                     ------------------       -----------------
Charge-offs                                                            (147)       (231)        (503)      (695)
Recoveries                                                              181          48          284        141
                                                                     ------------------       -----------------
Net charge-offs                                                          34        (183)        (219)      (554)
Provision for loan losses                                               120         210          390        655
                                                                     ------------------       -----------------
Balance at end of period                                             $5,207      $5,021       $5,207     $5,021
                                                                     ==================       =================

         Nonperforming loans totaled $3,040,000 as of September 30, 2004, compared to $4,089,000 at December 31, 2003. The ratio of nonperforming loans to loans net of unearned income was 0.63% as of September 30, 2004 compared to 0.86% at December 31, 2003. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,073,000 as of September 30, 2004, compared to $4,180,000 at December 31, 2003. The ratio of nonperforming assets to total assets was 0.49% as of September 30, 2004 compared to 0.69% at December 31, 2003.

Results of Operations

         The Company reported net income of $977,000, or $0.65 per common share, for the three months ended September 30, 2004, compared to $978,000, or $0.65 per common share, for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004 was $2,454,000, or $1.64 per common share, compared to $2,613,000, or $1.74 per common share, for the nine months ended September 30, 2003, a decrease of $159,000, or 6.1%.

         Net interest and dividend income for the third quarter increased $99,000, or 1.8%, to $5,728,000 compared to $5,629,000 for the third quarter of 2003. The increase for the quarter is due primarily to an increase in average earning assets as well as a lower cost of interest bearing liabilities, which is partially offset by a lower yield on earning assets. Net interest and dividend income for the nine months ended September 30, 2004 decreased $444,000, or 2.5%, to $16,970,000 compared to $17,414,000 for the same period last year. The decrease year-to-date is due primarily to a decrease in the yield on earning assets as loans continued to reprice downward. This was partially offset by an increase in average earning assets as well as a decrease in the cost of interest bearing liabilities.

         The provision for loan losses decreased $90,000 to $120,000 for the third quarter of 2004 compared to $210,000 for the third quarter of 2003. For the nine months ended September 30, 2004, the provision for loan losses was $390,000, a decrease of $265,000 from the $655,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

         Noninterest income decreased $280,000 to $1,443,000 in the third quarter of 2004 compared to $1,723,000 in the third quarter of 2003. Service charges and fees on deposit accounts increased $187,000 due to increases in overdraft fee income primarily the result of the introduction of a new overdraft privilege program. Net securities gains decreased $594,000 to $20,000 in the third quarter of 2004 compared to $614,000 for the third quarter of 2003. During 2003 the Company recorded securities gains primarily due to the sale of corporate bonds. Gains on sales of loans increased $176,000 due to the recognition of gains associated with the sale of a pool of commercial loans guaranteed by the Small Business Administration which was partially offset by a combination of lower sales volumes in the secondary mortgage market and the subsequent recognition of lower mortgage servicing asset income.

         Noninterest income for the nine months ended September 30, 2004 increased $243,000 to $4,003,000 compared to $3,760,000 for the same period last year. Service charges and fees on deposit accounts increased $409,000 due to increases in overdraft fee income principally the result of the overdraft privilege program. Net securities gains for the nine months ended September 30, 2004 were $740,000, a decrease of $111,000 over the $851,000 reported for the same period a year ago. Gains on sales of loans increased $60,000 over one year ago and other noninterest income decreased $115,000.

          Noninterest expense decreased $39,000 to $5,567,000 for the quarter ended September 30, 2004, compared to the $5,606,000 recorded during the same period last year. This was partially due to the fact that the Company recorded no write-down of equity securities for the third quarter of 2004 compared to a write down of $65,000 for the third quarter of 2003. Further, other noninterest expense decreased $136,000 to $1,412,000 for the third quarter 2004 compared to $1,548,000 for the same period last year due primarily to decreases in professional fees, advertising expense, ATM expense, stationery and office supplies, and postage and shipping. This was partially offset by an increase in salaries and employee benefits of $148,000 to $3,009,000 for the third quarter of 2004 compared to $2,861,000 for the third quarter 2003.

         For the nine months ended September 30, 2004 noninterest expense totaled $16,877,000, an increase of $460,000 over the same period last year. Salaries and employee benefits increased $766,000 to $9,096,000 for the nine months ended September 30, 2004 compared to $8,330,000 for the same period a year ago due primarily to increases in salaries expense, related payroll taxes and benefits and the recording of a liability to deferred compensation related to a Supplemental Employee Retirement Plan. This was partially offset by the fact that the Company recorded no write-down of equity securities for the nine months ended September 30, 2004 compared to a write down of $184,000 for the nine months ended September 30, 2003. Further, other noninterest expense decreased $113,000 from the same period a year ago.

Income Tax Expense

         The Company recognized income tax expense of $1,252,000 and $1,489,000 for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rates were 33.8% and 36.3% for those respective periods.

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

Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 11.33% and 13.48%, respectively, at September 30, 2004. The Company's Tier 1 leverage ratio at September 30, 2004 was 8.22%. As of September 30, 2004, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds- None

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

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NORTHWAY FINANCIAL, INC.

         November 10, 2004                  BY:/S/William J. Woodward
                                               ------------------------
                                                  William J. Woodward
                                                  President & CEO
                                                  (Principal Executive Officer)

         November 10, 2004                  BY:/S/Richard P. Orsillo
                                               ------------------------
                                                  Richard P. Orsillo
                                                  Senior Vice President & CFO
                                                  (Principal Financial and
                                                  Accounting Officer)

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