Form 10-K
period 2004-12-31
NORTHWAY FINANCIAL INC
filed 2005-03-30
CIK 1041753

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the fiscal year ended December 31, 2004

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

      The number of shares of voting and nonvoting common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of June 30, 2004 was 1,278,868 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ National Market on such date, of $44,696,437. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      At March 25, 2005, there were 1,507,574 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of
Part III.
===============================================================================

                            NORTHWAY FINANCIAL, INC.
                          2004 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

ITEM 1    Business ....................................................       1

ITEM 2    Properties ..................................................      10

ITEM 3    Legal Proceedings ...........................................      10

ITEM 4    Submission of Matters to a Vote of Security Holders .........      10

                                                   PART II

ITEM 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities ...........      10

ITEM 6    Selected Financial Data .....................................      11

ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................      12

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk ..      26

ITEM 8    Financial Statements and Supplementary Data .................      27

ITEM 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ....................................      55

ITEM 9A   Controls and Procedures .....................................      55

                                                  PART III

ITEM 10   Directors and Executive Officers of the Registrant ..........      55

ITEM 11   Executive Compensation ......................................      55

ITEM 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters ..................      55

ITEM 13   Certain Relationships and Related Transactions ..............      55

ITEM 14   Principal Accountant Fees and Services ......................      55

ITEM 15   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K ....................................................      56

              Signatures ..............................................      57

FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, projections based on assumptions regarding market and liquidity risk, and plans related to products or services of Northway Financial, Inc. ("Northway") and its subsidiaries (the "Company", see description of business below). Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company's actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption "Risk Factors" in Item 1 of this report, overall economic and business conditions, economic and business conditions in the Company's market areas, interest rate fluctuations, the demand for the Company's products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: i) changes in interest rates over the past year and the relative relationship between the various interest rate indices that the Company uses; ii) a determination in the financial market affecting the valuation of securities held in the Company's investment portfolio; (iii) a change in product mix attributable to changing interest rates, customer preferences or competition; iv) a significant portion of the Company's loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and v) the effectiveness of advertising, marketing and promotional programs.

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

The Company derives substantially all of its revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium-sized companies in New Hampshire. BCB and PNB operate as typical community banking institutions and do not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

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

During 1998, the Company, through the BCB subsidiary, established an indirect lending business unit in Concord, New Hampshire. As of July 31, 2004 this line of business accounted for approximately 30% of the Company's loan portfolio. On August 25, 2004, the Company announced its exit from the indirect automobile lending line of business. Effective August 31, 2004, the Company ceased accepting applications from its dealer network. BCB will continue to service the existing portfolio of approximately 13,000 loans. The decision to exit this line of business was predicated on the low interest rate environment and competitive pressures of the past eighteen months. Over the next twenty-four months, cash flows from the existing portfolio are expected to be redeployed into commercial loans, residential mortgage loans, consumer loans such as home equity loans and automobile loans, and the Company's investment portfolio.

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

INVESTMENT ACTIVITIES

The following table presents the carrying amount of the Company's securities available-for-sale as of December 31, 2004, 2003 and 2002 (dollars in thousands):

                                                2004        2003         2002
                                            --------     -------     -------
US Treasury and other
  US government agency securities           $ 54,563     $37,840     $36,188
Mortgage-backed securities (1)                29,301       2,903      12,646
Marketable equity securities                   1,931       2,766       2,377
Corporate bonds                               12,287      21,983      33,848
State and political subdivision
  bonds and notes                              3,051       2,590       2,717
                                            --------     -------     -------
Total securities                            $101,133     $68,082     $87,776
                                            ========     =======     =======

(1) Includes collateralized mortgage obligations

The following table sets forth the amortized cost of the Company's investment in debt securities maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2004 (dollars in thousands):

                                              Maturities
--------------------------------------------------------------------------------
                                      One to    Five to     Over        Total
                           Within      five       ten        ten       amortized
                          one year    years      years      years         cost
                          --------    -----      -----      -----         ----

Available-for-sale:
US Treasury and other
  US government agency
    securities              $1,999    $47,915     $5,000    $     -     $54,914
Mortgage-backed
  securities(1)                  2      1,158        120     28,177      29,457
Corporate bonds                  -      9,983      2,018          -      12,001
State and political
  subdivision bonds
   and notes                 1,129        498        819        520       2,966
                            ------    -------     ------    -------     -------
Total amortized cost        $3,130    $59,554     $7,957    $28,697     $99,338
                            ======    =======     ======    =======     =======

Market value                $3,130    $59,591     $7,961    $28,520     $99,202
                            ======    =======     ======    =======     =======

Weighted average yield        2.71%      3.95%      5.43%      4.64%       4.23%

(1) Includes collateralized mortgage obligations

LENDING ACTIVITIES

The following table sets forth information with respect to the composition of the Company's loan portfolio, excluding loans held for sale, as of December 31, 2004, 2003, 2002, 2001 and 2000 (dollars in thousands):

                                                 December 31,
                              -------------------------------------------------
                                  2004      2003      2002      2001       2000
                              --------  --------  --------  --------   --------
Real estate:
  Residential                 $147,333  $129,493  $114,526  $109,261   $129,805
  Commercial                   130,334   120,366   111,941   111,642    100,608
  Construction                   5,366     3,851     6,330     1,581      5,752
Commercial                      27,013    24,528    23,885    22,727     22,270
Installment                     29,345    30,291    40,169    28,210     28,177
Indirect installment           116,520   150,807   139,477   120,761     98,919
Other                           18,901    14,530     9,652     6,303      7,881
                              --------  --------  --------  --------   --------
  Total loans                  474,812   473,866   445,980   400,485    393,412
                              --------  --------  --------  --------   --------
Less:
  Unearned income                  106       247       207       169        154
  Allowance for loan losses      5,204     5,036     4,920     4,642      4,354
                              --------  --------  --------  --------   --------
  Total unearned income and
    allowance for loan losses    5,310     5,283     5,127     4,811      4,508
                              --------  --------  --------  --------   --------
Net loans                     $469,502  $468,583  $440,853  $395,674   $388,904
                              ========  ========  ========  ========   ========

The following table presents the maturity distribution of the Company's real estate construction and commercial loans at December 31, 2004 (dollars in thousands):

                                                                Percent of
                                              Amount               Total
                                              ------             ----------
  Within one year                            $13,361                41.26%
  One to five years                            9,092                28.08
  Over five years                              9,926                30.66
                                             -------               ------
                                             $32,379               100.00%
                                             =======               ======

The Company's real estate construction and commercial loans due after one year at December 31, 2004 were comprised of the following (dollars in thousands):

                                                         Amount
       Fixed interest rate                              $ 7,995
       Adjustable interest rate                          11,023
                                                        -------
                                                        $19,018

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table reflects activity in the Company's allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 (dollars in thousands):

                                              Years ended December 31,
                                   --------------------------------------------
                                     2004     2003     2002       2001     2000
                                   ------   ------   ------     ------   ------

Balance at the beginning
  of period                        $5,036   $4,920   $4,642     $4,354   $4,887
                                   ------   ------   ------     ------   ------
Charge-offs:
  Real estate                          56        -       83        110      213
  Commercial                           28      120       12         95    1,006
  Installment loans to
    individuals                       581      750      729        529      424
                                   ------   ------   ------     ------   ------
  Total                               665      870      824        734    1,643
                                   ------   ------   ------     ------   ------
Recoveries:
  Real estate                         162       25       64         35       32
  Commercial                           16       11        4          -        -
  Installment loans to
    individuals                       160      145      134         87       96
  Credit card                           -        -        -          -        2
                                   ------   ------   ------     ------   ------
  Total                               338      181      202        122      130
                                   ------   ------   ------     ------   ------
Net charge-offs                       327      689      622        612    1,513
Provision charged to expense          495      805      900        900      980
                                   ------   ------   ------     ------   ------
Balance at the end of period       $5,204   $5,036   $4,920     $4,642   $4,354
                                   ======   ======   ======     ======   ======

Ratio of net charge-offs to
  average loans                      0.07%    0.15%    0.15%      0.15%    0.39%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table sets forth the breakdown of the Company's allowance for loan losses in the Company's portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):


                                                                    December 31,
                    -------------------------------------------------------------------------------------------------------------
                           2004                 2003                    2002                2001                   2000
                    ---------------------  -------------------   ------------------    --------------------   ------------------
                             Percent of           Percent of            Percent of             Percent of            Percent of
                           loans in each         loans in each         loans in each          loans in each         loans in each
                            category to           category to           category to            category to           category to
                    Amount  total loans   Amount  total loans   Amount  total loans    Amount  total loans   Amount  total loans
                    ------  -----------   ------  -----------   ------  -----------    ------  -----------   ------  -----------
Real estate:
  Residential      $  644      31.0%       624        27.3       598        25.9         585      27.2       1,160       32.9
  Commercial &
   construction     1,892      28.6      1,724        26.2     2,008        26.7       1,621       28.3      1,009       27.0
Commercial            174       5.7        155         5.2       216         5.4         208        5.7        719        5.7
Installment         2,398      30.7      2,505        38.2     2,084        40.6       1,719       37.2      1,440       32.4
Other                  96       4.0         28         3.1        14         1.4          17        1.6         26        2.0
Unallocated            --       N/A         --         N/A        --         N/A         492        N/A         --        N/A
                   ------     -----     ------       -----    ------       -----      ------      -----     ------      -----
                   $5,204     100.0%    $5,036       100.0%   $4,920       100.0%     $4,642      100.0%    $4,354      100.0%
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

Regulation of the Company

General. As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA") and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Company is also subject to the laws of the State of New Hampshire.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"). Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, the Company is required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.

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

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be unsafe or unsound. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary banks to fund its activities. As described below, the Federal Deposit Insurance Corporation ("FDIC") and the Banks' regulatory agencies may regulate the amount of dividends payable by the subsidiary banks. The inability of the Bank to pay a dividend may have an adverse effect on the Company.

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

The OCC's approval is required for a national bank to pay dividends if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The OCC has the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. The OCC also has the power to prevent a national bank from engaging in unsafe or unsound practices or violating applicable laws in conducting its business.

Under the Gramm-Leach-Bliley Act (1999) ("GLBA"), the OCC permits national banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks to retain all existing subsidiaries.

PNB is also subject to applicable provisions of New Hampshire law to the extent that such laws do not conflict with, or are not otherwise preempted by federal banking law.

BCB is organized under New Hampshire law and is subject to the regulations of the Commissioner and the FDIC, including requirements and restrictions related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to BCB are substantially similar to those adopted by the FRB regarding bank holding companies as described above.

Insurance of Accounts and FDIC Regulation. The Banks pay deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments on the Banks above their current levels.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company's tier 1 calculation equals 11.80% and its total capital ratio is 13.94%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as "well capitalized". The Company's leverage ratio is 8.43%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Company, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. As of December 31, 2004, the most recent notification from the FDIC categorized both Banks as "well capitalized".

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision ("Basel Committee"), have proposed changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks, such as the Banks, that engage in significant securities activities. Among other things, the Basel Committee rules, which were proposed formally for public comment in May 2003 and are expected to become effective around early 2007, would add operational risk as a third component to the denominator of the risk-capital calculation, which currently includes only credit and market risks.

The Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the Banks and rate such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve," or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. New Hampshire also has enacted substantially similar community reinvestment requirements. PNB has achieved a rating of "outstanding" and BCB a rating of "satisfactory" on their most recent examinations.

Customer Information Security and Privacy. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

COMPETITION

The banking industry in the United States, which includes commercial banks, savings and loan associations, mutual savings banks, capital stock savings banks, credit unions, and bank and savings and loan holding companies, is part of the broader financial services industry which includes insurance companies, mutual funds, and the brokerage industry, among others. In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced financial services institutions to diversify their services, increase returns on deposits, and become more cost-effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

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

Recent accounting changes could give rise to adverse changes in the regulatory capital treatment of junior subordinated debentures, including currently outstanding junior subordinated debentures of the Company which, in turn, could adversely affect the Company's regulatory capital position. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") that addresses the consolidation rules to be applied to "variable interest entities" as defined in FIN 46. FIN 46, which applies to certain variable interest entities as of February 1, 2003 and to all variable interest entities as of December 14, 2003, provides that certain variable interest entities should not be treated as consolidated subsidiaries. Northway Capital Trust I and Northway Capital Trust II, the Company's Delaware statutory business trusts, may constitute variable interest entities. Historically, issuer trusts, such as Northway Capital Trust I and Northway Capital Trust II that issued junior subordinated debentures have been consolidated by their parent companies. In addition, junior subordinated debentures have been treated as eligible for Tier 1 capital treatment by bank holding companies under the FRB's rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Accordingly, the Company has consolidated its existing issuer trusts in preparing its consolidated financial statements in the past, and the Company's outstanding junior subordinated debentures have been treated as Tier 1 capital.

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

This deconsolidation could result in a change to the regulatory capital treatment of junior subordinated debentures issued by the Company and other U.S. bank holding companies. Specifically, it is possible that since the issuer trusts would no longer be consolidated by the Company the junior subordinated debentures issued by each such issuer trust would not be considered a minority interest in equity accounts of a consolidated subsidiary and therefore not be accorded Tier 1 capital treatment by the FRB. Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the FRB requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the FRB issued a final rule on March 1, 2005, which provides that after a five-year transition period ending on March 31, 2009, the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. As of December 31, 2004, assuming the aggregate amount of the trust preferred securities is limited to 25% of Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

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

The Company's business is largely dependent upon the hospitality industry. A number of the Company's loan customers are in the hospitality industry. The hospitality industry is dependent on personal discretionary spending levels. As a result, the hospitality industry may be adversely impacted by economic trends, including recession and increased unemployment. Additionally, unforeseen events including acts of terrorism, war, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the hospitality industry. As a result, the Company's business also is likely to be adversely affected by those events.

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

Changes in the securities market may adversely impact the Company's results of operations. In recent years the securities market has experienced a significant downturn and will likely continue to experience volatility as a result of, among other things, global economic and political conditions. Continued declines in equity prices, as well as declines in the performance of certain sectors or specific companies, may result in a corresponding decline in the value of Company-held securities. The decline in the value of Company-held securities may decrease the Company's earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

EMPLOYEES

As of December 31, 2004 the Company has 246 full-time equivalent employees. The Company considers its employee relations to be good.

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

ITEM 2. PROPERTIES

The Company operates 20 branch offices, one commercial lending and administration facility and one consumer loan origination facility that are located in the central and northern New Hampshire communities of Berlin, Conway (five offices), Gorham (two offices), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton, Franklin, Laconia, Belmont, Pittsfield and Concord. Fifteen of these offices are located on properties the Company owns. The Company leases six of its branches and the consumer loan origination facility. Two facilities are leased as tenants at will while the remaining five facilities are leased under contracts that expire between June 30, 2005 and December 12, 2008. Furthermore, two of the leases have an option to renew for an additional five years. Seventeen of the Company's branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on The Nasdaq Stock Market, Inc.'s National Market under the symbol "NWFI". The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by The Nasdaq National Market, and the dividends paid on the common stock:

                                         Price Per Share
                                     ----------------------          Dividends
                                       Low            High           Per Share
                                      -----          ------          ---------

       2004     4th Quarter           $31.30        $34.96               $0.17
                3rd Quarter            29.30         35.12                0.17
                2nd Quarter            33.50         38.60                0.17
                1st Quarter            34.03         38.00                0.17

       2003     4th Quarter           $29.99        $35.49               $0.17
                3rd Quarter            29.10         30.97                0.17
                2nd Quarter            28.01         30.65                0.17
                1st Quarter            28.81         31.25                0.17

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

On March 4, 2005, the closing sales price of the common stock on the Nasdaq National Market was $35.41 per share. As of such date, there were approximately 1,150 holders of record of the Company common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2004. This selected consolidated financial information should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and "Financial
Statements and Supplementary Data" appearing under Item 8 of this report.

At or for the years ended December 31,                  2004              2003             2002              2001             2000
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

Balance Sheet Data:
Total assets                                        $638,418          $609,216         $598,945          $513,939         $485,144
Securities available-for-sale, at fair value         101,133            68,082           87,776            55,564           50,288
Securities held-to-maturity                               --               --                --               --             2,752
Loans, net of unearned income                        474,706           473,619          445,773           400,316          393,258
Allowance for loan losses                              5,204             5,036            4,920             4,642            4,354
Other real estate owned                                   --                --              175                22               25
Unidentifiable intangible assets                          --                --               --             8,080            5,098
Goodwill                                              10,152            10,152           10,152                 -                -
Core deposit intangible                                2,949             3,903            4,857                 -                -
Deposits                                             475,359           463,307          476,194           412,840          391,772
Long-term debt                                        98,620            87,620           66,620            48,028           35,528
Stockholders' equity                                  49,510            47,872           44,266            43,339           41,562
Income Statement Data:
Net interest and dividend income                    $ 22,846          $ 23,050         $ 21,664          $ 20,721         $ 21,253
Provision for loan losses                                495               805              900               900              980
Noninterest income                                     5,097             5,375            3,396             2,909            2,692
Noninterest expense                                   22,394            22,136           20,035            17,149           16,699
Net income                                             3,388             3,617            2,598             3,873            4,159
Per Common Share Data:
Net income - basic                                  $   2.26          $   2.40         $   1.71          $   2.55         $   2.61
Net income - assuming dilution                          2.24              2.39             1.71              2.54             2.61
Cash dividends declared                                 0.68              0.68             0.68              0.68             0.60
Book value                                             32.93             31.92            29.19             28.68            26.74
Tangible book value                                    24.02             22.30            19.07             23.16            23.41
Selected Ratios:
Return on average assets                                0.54%             0.59%            0.49%             0.78%            0.86%
Return on average equity                                6.97              7.82             5.86              9.14            10.29
Dividend payout                                        30.10             28.28            39.65             26.54            22.96
Average equity to average assets                        7.75              7.61             8.33              8.58             8.31

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

The Company reported net income of $3,388,000, or $2.26 per common share, in 2004 compared to net income of $3,617,000, or $2.40 per common share, in 2003 and $2,598,000, or $1.71 per common share, in 2002. Return on average equity was 6.97% in 2004, compared to 7.82% in 2003 and 5.86% in 2002. Return on average assets was 0.54% in 2004, compared to 0.59% in 2003 and 0.49% in 2002.

During 2004, the Company recorded a decrease in interest and dividend income of $1,230,000, as a decrease in the average yield on earning assets of 0.40% was only partially offset by an increase in average earning assets of $18,885,000. This was partially offset by the fact that the continuation of a low interest rate environment provided the Company further opportunity to reduce its average cost of interest bearing liabilities. During 2004, the cost of interest bearing liabilities decreased 0.25%, resulting in a decrease in interest expense of $1,026,000. The Company recorded a reduction in the provision for loan losses of $310,000 as the total provision for 2004 was $495,000 compared to $805,000 for 2003. The decrease in the provision for loan losses was the result of an ongoing review of the adequacy of the allowance for loan losses. Noninterest income, excluding securities gains, increased $491,000 from last year. This reflects, in part, the impact of a new non-deposit product line introduced earlier in 2004, in addition to our continuing efforts to maximize all components of noninterest income, including the introduction of Bounce Protection(TM) in 2004. Less favorable market conditions for investment securities resulted in lower securities gains for the year than in 2003, as realized gains decreased $769,000 to $753,000. Noninterest expense increased $258,000 to $22,394,000 in 2004 compared to $22,136,000 in 2003 due primarily to an increase in salaries and benefits expense.

During 2003, the Company took advantage of the improved market conditions for investment securities and realized securities gains totaling $1,522,000 compared to $151,000 for the prior year. The low interest rate environment resulted in significant mortgage refinancing activity. The Company decided to sell a portion of this loan volume in the secondary market based on the Company's underwriting standards. The result of these sales was an increase in gain on sale of loans of $163,000 to $422,000 in 2003. The current low interest rate environment also provided the Company an opportunity to reduce its average cost of interest bearing liabilities by 0.59%. In addition, this rate environment allowed the Company to increase its average outstanding borrowings at very attractive rates and use the proceeds to fund increases in both average loans and investments.

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

The table below under the caption "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates," presents the average balances, income earned or interest paid, and average yields earned or rates paid on our assets and liabilities for the years ended December 31, 2004, 2003, and 2002.

Net interest and dividend income for 2004 decreased $162,000, or 1%, compared to 2003. Interest and dividend income decreased $1,188,000, or 4%, in 2004 compared to 2003. The continued suppression of market interest rates during 2004 resulted in a 0.39% decrease in the yield on average earning assets. A 0.48% decrease in the yield on loans was partially offset by an increase in average loan balances of $17,105,000. This resulted in a net decrease of $1,294,000, or 5%, in interest and fees on loans. The decrease in interest and fees on loans was partially offset by an increase in interest and dividend income on securities of $100,000, which was the result of an increase in average balances of $6,450,000 partially offset by a decrease in average yield of 0.22%.

Interest expense decreased $1,026,000, or 12%, in 2004 compared to 2003. The decrease in interest expense was due primarily to a 0.25% decrease in rates paid on interest bearing liabilities partially offset by an increase in average balances of $11,061,000. The increase in average balances is primarily the result of increases in average Federal Home Loan Bank ("FHLB") advances of $17,473,000. Total average deposits, including noninterest bearing DDA, decreased $1,373,000 but a shift in the mix of deposits resulted in a decrease in time deposits of $20,791,000 partially offset by higher average balances in demand deposits, NOW accounts and savings accounts, which are all lower cost sources of funds for the Company.

Net interest and dividend income for 2003 increased $1,466,000, or 7%, compared to 2002. Interest and dividend income increased $85,000 in 2003 compared to 2002. This was due to an increase in average earning assets of $66,220,000 which increase was partially offset by a 0.74% decrease in the yield on average earning assets. Interest income and fees on loans increased $124,000 which increase was primarily due to an increase in the average balance of $57,193,000 partially offset by a decrease in the average yield of 0.81%. Furthermore, interest and dividend income on securities increased $114,000 as an increase in average securities of $12,846,000 was partially offset by a decrease in the average yield on securities of 0.69%. These increases in interest and dividend income were partially offset by a decrease in interest income on federal funds sold of $153,000 as the average balance decreased $3,818,000 and was accompanied by a decrease in the average yield of 0.65%.

Interest expense decreased $1,381,000, or 14%, in 2003 compared to 2002. The decrease in net interest expense was due primarily to a 0.59% decrease in the average rate paid on interest bearing liabilities partially offset by an increase in average interest bearing liability balances of $65,798,000. The decrease in the rate paid on interest bearing liabilities was a function of both the acquisition of long-term debt at attractive rates as well as a decision by management to lower rates on interest bearing deposits. The increase in the average liability balance is the result of increases in average FHLB advances of $16,570,000 as the Company took advantage of the current low rate environment to borrow $28,000,000 in medium-term advances at an average rate of 2.74%. Furthermore, the average balance in junior subordinated debentures increased $8,971,000 as a result of the inclusion of this debt, which was issued during 2002, for the full 2003 fiscal year as compared to six months in fiscal 2002. Average interest bearing deposits increased $40,527,000 due primarily to the fact that deposits acquired in October 2002 were recorded for the full 2003 fiscal year.

The trend in net interest and dividend income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest and dividend income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin decreased 0.17% to 3.99% in 2004 after having decreased 0.26% to 4.16% in 2003. The decrease in the net interest margin for 2004 was a direct result of the decrease in the yield on earning assets, which decrease was only partially offset by the decrease in the cost of funds.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of interest rate fluctuations. During 2004, the net interest rate spread decreased 0.14% to 3.78% as the yield on earning assets declined 0.39% and was only partially offset by a decrease in the cost of interest bearing liabilities of 0.25%. During 2003, the net interest rate spread decreased 0.15% to 3.92% as the yield on earning assets declined 0.74% and was only partially offset by a decrease in the cost of interest bearing liabilities of 0.59%.

See the tables below under the captions "Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates" and "Consolidated Rate/Volume Variance Analysis" for more information.

                          CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND AVERAGE YIELDS/RATES
                                                                      ($000 Omitted)
                                                               For the Year Ended December 31,

                                               2004                            2003                              2002
                                  ------------------------------   -----------------------------     ------------------------------
                                                        Average                         Average                           Average
                                   Average    Income/   Yield/      Average   Income/   Yield/        Average   Income/    Yield/
                                   Balance    Expense    Rate       Balance   Expense    Rate         Balance   Expense    Rate
                                  ---------  --------- ---------   --------- --------- ---------     --------- --------- ----------
Assets
  Interest earning assets:
    Federal funds sold            $ 10,564    $   125      1.18%   $ 15,153   $   118      0.78%     $ 18,971   $   271       1.43%
    Interest bearing deposits          143          1      0.70         224         2      0.89           225         2       0.89
    Securities (1) (2)              86,236      3,684      4.27      79,786     3,584      4.49        66,940     3,470       5.18
    Loans, net (3) (4)             483,865     26,821      5.54     466,760    28,115      6.02       409,567    27,991       6.83
                                   -------    -------              --------   -------                --------   -------
      Total interest earning
        assets (5)                 580,808     30,631      5.27     561,923    31,819      5.66       495,703    31,734       6.40
                                              -------                         -------                           -------
Cash and due from banks             15,637                           14,907                            14,597
Allowance for loan losses           (5,104)                          (4,983)                           (4,794)
Premises and equipment, net         13,444                           12,447                            12,064
Other assets                        22,574                           23,753                            14,960
                                  --------                         --------                          --------
      Total assets                $627,359                         $608,047                          $532,530
                                  ========                         ========                          ========
Liabilities
  Interest bearing liabilities:
    Regular savings               $ 85,319        220      0.26    $ 80,741       338      0.42      $ 70,559       712       1.01
    NOW and super NOW               97,170        334      0.34      87,212       285      0.33        66,742       273       0.41
    Money market accounts           65,286        460      0.70      66,159       495      0.75        54,676       894       1.64
    Certificates of deposit        140,614      2,136      1.52     161,405     3,304      2.05       163,013     4,650       2.85
    Securities sold under
      agreements to repurchase       8,611         87      1.01       7,895       123      1.56         8,165       136       1.67
    FHLB advances                   80,744      3,115      3.86      63,271     2,876      4.55        46,701     2,508       5.37
    Junior subordinated
      debentures                   20,620       1,079      5.23      20,620     1,036      5.02        11,649       665       5.71
                                   -------     ------               -------    ------                -------     ----
       Total interest bearing
         liabilities               498,364      7,431      1.49     487,303     8,457      1.74       421,505     9,838       2.33
                                   -------    -------              --------   -------                --------   -------
Noninterest bearing deposits        76,915                           71,160                            64,513
Other liabilities                    3,475                            3,307                             2,180
                                  --------                         --------                          --------
    Total liabilities              578,754                          561,770                           488,198
Stockholders' equity                48,605                           46,277                            44,332
                                    ------                           ------                            ------
    Total liabilities and
      stockholders' Equity        $627,359                         $608,047                          $532,530
                                  ========                         ========                          ========
Net interest and dividend
  income(6)                                   $23,200                         $23,362                           $21,896
                                              =======                         =======                           =======

Interest rate spread (7)                                   3.78%                           3.92%                              4.07%

Net interest margin (8)                                    3.99%                           4.16%                              4.42%

(1) Reported on a tax equivalent basis. Reported interest on securities of $3,582,000, $3,470,000 and $3,297,000 was adjusted by
    $102,000, $114,000 and $173,000, for 2004, 2003 and 2002, respectively, to reflect the tax equivalent adjustment.
(2) Average balances are calculated using the adjusted cost basis.
(3) Reported on a tax equivalent basis. Reported interest and fees on loans of $26,569,000, $27,917,000 and $27,912,000 was adjusted by $252,000, $198,000 and $79,000 for 2004, 2003 and 2002, respectively, to reflect the tax equivalent adjustment.
(4) Net of unearned income. Includes loans held for sale and nonperforming loans.
(5) Reported on a tax equivalent basis. Reported interest and dividend income of $30,277,000, $31,507,000 and $31,482,000 was adjusted by $354,000, $312,000 and $252,000 for 2004, 2003 and 2002, respectively, to reflect the tax equivalent adjustment.
(6) Reported on a tax equivalent basis. Reported net interest and dividend income of $22,846,000, $23,050,000 and $21,644,000 was adjusted by $354,000, $312,000 and $252,000 for 2004, 2003 and 2002, respectively, to reflect the tax equivalent adjustment.
(7) Interest rate spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities.
(8) The net interest margin equals net interest income divided by total average interest earning assets.

                                           CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS(1)

                                                                 ($000 Omitted)
                                              2004 Compared to 2003                            2003 Compared to 2002
                                       Increase (Decrease) Due to Change In            Increase (Decrease) Due to Change In
                                   -------------------------------------------      ------------------------------------------
                                   Volume         Rate         Mix       Total      Volume        Rate         Mix        Total
                                   ------         ----         ---       -----      ------        ----         ---        -----
Interest and dividend income:
Federal funds sold                $   (36)     $    61     $   (18)    $     7     $   (55)    $  (123)    $    25      $  (153)
Interest bearing deposits              (1)        --          --            (1)       --          --          --           --
Securities                            290         (176)        (14)        100         666        (463)        (89)         114
Loans                               1,030       (2,242)        (82)     (1,294)      3,909      (3,321)       (464)         124
                                  -------      -------     -------     -------     -------     -------     -------      -------
Total interest and
  dividend income                   1,283       (2,357)       (114)     (1,188)      4,520      (3,907)       (528)          85
                                  -------      -------     -------     -------     -------     -------     -------      -------

Interest expense:
Regular savings                        19         (130)         (7)       (118)        103        (417)        (60)        (374)
NOW and super NOW                      32           15           2          49          83         (55)        (16)          12
Money market accounts                  (6)         (29)       --           (35)        188        (485)       (102)        (399)
Certificates of deposit              (426)        (852)        110      (1,168)        (46)     (1,313)         13       (1,346)
Securities sold under
  agreements to repurchase             11          (43)         (4)        (36)         (4)         (9)       --            (13)
FHLB advances                         794         (435)       (120)        239         890        (385)       (137)         368
Junior subordinated debentures       --             43        --            43         512         (80)        (61)         371
                                  -------      -------     -------     -------     -------     -------     -------      -------
Total interest expense                424       (1,431)        (19)     (1,026)      1,726      (2,744)       (363)      (1,381)
                                  -------      -------     -------     -------     -------     -------     -------      -------
Net interest and dividend income  $   859      $  (926)    $   (95)    $  (162)    $ 2,794     $(1,163)    $  (165)     $ 1,466
                                  =======      =======     =======     =======     =======     =======     =======      =======

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

The provision for loan losses was $495,000 in 2004, a decrease of $310,000 from the provision recorded in 2003. The 2003 provision of $805,000 decreased $95,000 from the provision recorded in 2002. The provision for each of the three years was based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. These reviews are based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

The decrease in the 2004 provision was due in part to a reduction in average impaired loans of $1,100,000 as well as the fact that the Company realized significant recoveries during 2004, which allowed the company to maintain its coverage ratio. The decrease in the 2003 provision was due in large part to the recording of $70,000 to other expense for a provision for losses related to unfunded loan commitments such as unused lines of credit and unused portions of home-equity loans. This provision had previously been calculated as part of the allowance for loan losses.

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

The following table sets forth the components of the Company's noninterest income:

                                                        ($000 Omitted)
                                                     Years Ended December 31,
                                                  ----------------------------
                                                    2004       2003       2002
                                                  ------     ------     ------
Service charges and fees on deposit accounts $2,229 $1,673 $1,473 Gain on sales of securities
  available-for-sale, net                            753      1,522        151
Gain on sales of loans, net                          374        422        259
Other                                              1,741      1,758      1,513
                                                  ------     ------     ------
Total noninterest income                          $5,097     $5,375     $3,396
                                                  ======     ======     ======

Fee income from service charges and fees on deposit accounts increased 33% in 2004, 14% in 2003 and 26% in 2002. The improvement in 2004 is due principally to increases in overdraft fee income as the Company introduced new fee schedules in December 2003. In addition, the Company introduced Bounce Protection(TM), an overdraft privilege program, in April 2004 and this has led to increased overdraft income. The improvement in 2003 is due principally to increases in overdraft fee income and service charge income resulting from the full year impact of the branch acquisitions completed in October 2002. The improvement in 2002 is due principally to the introduction of new overdrawn account procedures and fee schedules introduced in January 2002 as well as the impact of the branch purchases during the fourth quarter 2002.

Net gains on sales of securities were $753,000 in 2004 compared to $1,522,000 in 2003 and $151,000 in 2002. Securities gains in 2004 and 2003 were the result of improved market conditions for investment securities. Securities gains, net, in 2004 included $253,000 of net gains on sales of equity securities compared to net losses of $147,000 in 2003 and net losses of $410,000 in 2002. Net gains on the sales of debt securities totaled $500,000 in 2004 compared to $1,669,000 in 2003 and $561,000 in 2002.

Gains on sales of loans, net, decreased $48,000 in 2004 compared to 2003. Gains on sales of mortgage loans decreased $228,000 as the Company opted to retain a greater portion of fixed rate mortgages in portfolio in 2004 compared to 2003. This was partially offset by the fact that during 2004, the Company sold a portfolio of commercial loans guaranteed by the Small Business Administration for a gain of $178,000. The low interest rate environment in 2003 resulted in significant mortgage refinancing activity. Therefore, during 2003 the Company decided to sell a portion of this loan volume in the secondary market based on our underwriting standards. The result of these sales was an increase in gain on sale of loans of $163,000 to $422,000 in 2003. During 2002, the Company recorded a gain on sale of loans of $259,000 which resulted from the sale of mortgage loans to the secondary market.

Other noninterest income (sources of which include debit card interchange fees, credit card merchant and fee income, automated teller machine fees, loan fees, safe deposit fees and commissions on alternative investment products) decreased $17,000, or 1%, to $1,741,000 in 2004 following an increase of $245,000, or
16%, to $1,758,000 in 2003 and $339,000, or 29%, to $1,513,000 in 2002. The
decrease in 2004 was due to the fact that in 2003 the Company recognized approximately $191,000 in other loan fees resulting from transactions with Federal Home Loan Mortgage Corporation ("FHLMC"). This decrease was partially offset by the introduction of alternative investment products offered by the Company, which increased fee income by approximately $126,000. The increase in 2003 compared to 2002 was due primarily to the increase in other loan fees.

                              NONINTEREST EXPENSE

Total noninterest expense increased $258,000, or 1%, during 2004 following an increase of $2,101,000, or 10%, during 2003 and an increase of $2,866,000, or 17%, during 2002. The increase in expenses during 2004 is due primarily to an increase in salaries and employee benefits. The increase in expenses during 2003 is due in large part to the full year impact of the October 2002 branch purchases, which contributed to the overall in increase in salaries and benefits expense, office occupancy and equipment expense and increased expenses associated with the amortization of core deposit intangibles. The increase in expenses during 2002 is due in large part to the $910,000 write-down of equity securities, expenses related to the acquisition of three branches during the fourth quarter, staff additions and technology initiatives.

The following table sets forth information relating to the Company's noninterest expense during the periods indicated:

                                                    ($000 Omitted)
                                                 Years Ended December 31,
                                            2004           2003          2002
                                         -------        -------        -------
Salaries and employee benefits           $11,981        $11,426        $ 9,758
Office occupancy and equipment             3,731          3,753          3,298
Amortization of core deposit
  intangible                                 954            954            476
Write-down of equity securities
  available-for-sale                          --            184            910
Professional fees                          1,234          1,166          1,096
Stationery and supplies                      429            556            596
Telephone                                    595            571            505
Postage and shipping                         348            378            378
ATM expense                                  295            442            366
Other                                      2,827          2,706          2,652
                                         -------        -------        -------
Total noninterest expense                $22,394        $22,136        $20,035
                                         =======        =======        =======

Salaries and employee benefits increased $555,000, or 5%, from 2003 to 2004 and $1,668,000 or 17%, from 2002 to 2003. These increases reflect staff additions in connection with the expansion of the retail franchise, increased lending activities and normal salary and wage increases. Also, during 2004 and 2003, the Company recorded a liability to deferred compensation related to a Supplemental Employee Retirement Plan ("SERP"). Refer to Note 14 to the Consolidated Financial Statements for a further discussion regarding the SERP.

Office occupancy and equipment expense decreased $22,000 from 2003 to 2004 after increasing $455,000, or 14%, from 2002 to 2003. The 2003 increase was due to increases in depreciation expense associated with technology purchases made in the latter part of 2002 as well as the expansion of the retail franchise.

The amortization of core deposit intangibles, net, remained unchanged from 2003 to 2004 after increasing $478,000 from 2002 to 2003 due to the full year impact of the October 2002 branch purchases.

During 2004, the Company recorded no write-down of equity securities compared to $184,000 in 2003 and $910,000 in 2002. During 2003, five equity securities were determined to be other than temporarily impaired due to sustained weakness in their sector as well as weaknesses related to the individual companies. During 2002, the sustained overall weakness in the equity market as well as significant declines in certain sectors and specific companies within those sectors, resulted in the Company determining that the market values of certain of its marketable equity securities were other than temporarily impaired. As a result, during 2002 the Company recorded a write-down of equity securities of $910,000.

                               INCOME TAX EXPENSE

The Company recognized $1,666,000, $1,867,000 and $1,507,000 in income tax expense for the years ended December 31, 2004, 2003 and 2002, respectively. The effective tax rate was 33.0% for 2004, 34.1% for 2003 and 36.7% for 2002. For additional information relating to income taxes, see Note 13 to the Consolidated Financial Statements.

                                     ASSETS

Total assets increased $29,202,000, or 5%, to $638,418,000 at December 31, 2004 compared to $609,216,000 at December 31, 2003. The following is a summary of significant balance sheet changes.

                                                   ($000 Omitted)
                                              Years Ended December 31,
                                   --------------------------------------------
                                       2004         2003     Change    % Change
                                   --------     --------    -------         ---
Total assets                       $638,418     $609,216    $29,202         4.8%
Earning assets                      592,971      562,311     30,660         5.5
Federal funds sold                   10,975       16,470     (5,495)      (33.4)
Securities available-for-sale, at
  fair value (1)                    107,013       73,152     33,861        46.3
Loans, net of unearned income       474,706      473,619      1,087         0.2
Deposits                            475,359      463,307     12,052         2.6
Borrowings                          109,888       95,021     14,867        15.7
Stockholders' equity                 49,510       47,872      1,638         3.4

(1) Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

The increase in earning assets of $30,660,000 was due primarily to an increase in securities available-for-sale partially offset by a decrease in federal funds sold. The increase in earning assets was funded by an increase in both deposits and borrowings.

                         SECURITIES AVAILABLE-FOR-SALE

The Company's securities are classified into one of two categories based on management's intent to hold the securities: (i) "held-to-maturity" securities, or (ii) securities "available-for-sale." Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of stockholders' equity. At December 31, 2004 and 2003 the Company had no securities designated as held-to-maturity.

The following table summarizes the Company's securities portfolio at December 31, 2004 and 2003, showing amortized cost and fair value for each category:

                                                ($000 Omitted)
                                                 December 31,
                               ------------------------------------------------
                                             2004                  2003
                                      -----------------      ------------------
                                      Amortized    Fair      Amortized   Fair
                                        Cost      Value        Cost      Value
                                      ---------    ----      ---------   ----
Securities available-for-sale:
US Treasury and US government
  agencies                            $ 54,914    $ 54,563     $37,945   $37,840
Mortgage-backed securities              29,447      29,291       2,803     2,888
Collateralized mortgage
  obligations                               10          10          15        15
Marketable equity securities             1,827       1,931       2,589     2,766
  Corporate bonds                       12,001      12,287      20,857    21,983
State and political subdivisions         2,966       3,051       2,432     2,590
                                      --------    --------     -------   -------
Total securities available-for-sale   $101,165    $101,133     $66,641   $68,082
                                      ========    ========     =======   =======

Total securities increased $33,051,000 during 2004 to $101,133,000. One of the primary functions of the investment portfolio is to provide liquidity to the Company. During 2004, the Company deployed a leverage strategy whereby $20,000,000 in FHLB advances were offset by the purchase of mortgage-backed securities providing the Company an attractive spread. The remainder of the increase in securities was due to the increase in deposits.

The net unrealized loss on securities available-for-sale was $32,000 at December 31, 2004 compared to a net unrealized gain of $1,441,000 at December 31, 2003. At December 31, 2004, the net unrealized loss on debt securities was $136,000 and the net unrealized gain on marketable equity securities was $104,000. At December 31, 2003, the net unrealized gain on debt securities was $1,264,000 and the net unrealized gain on marketable equity securities was $177,000. The net unrealized gain on debt securities for 2003 is primarily the result of the low interest rate environment during 2003, which resulted in an appreciation in value of existing debt holdings.

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

At December 31, 2004, the Company's investment in equity securities totaled $1,931,000. This amount is net of a market value adjustment of $104,000, of which the full amount was reflected as a gain in accumulated other comprehensive loss in stockholders' equity.

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

                                     LOANS

Gross loans remained relatively unchanged in 2004, increasing $946,000 due primarily to increases in residential real estate, commercial real estate and commercial loans, partially offset by a decrease in indirect installment loans. At December 31, 2003 loans increased 6% with the most significant increases occurring in residential real estate, commercial real estate and indirect installment loans. The following table presents the composition of the loan portfolio as of December 31, 2004 and 2003:

                                           ($000 Omitted)
                                     Percent                     Percent
                            2004    of Total           2003     of Total
                        --------       -----       --------       -----
Real estate:
  Residential           $147,333        31.0%      $129,493        27.3%
  Commercial             130,334        27.5        120,366        25.4
  Construction             5,366         1.1          3,851         0.8
Commercial                27,013         5.7         24,528         5.2
Installment               29,345         6.2         30,291         6.4
Indirect installment     116,520        24.5        150,807        31.8
Other                     18,901         4.0         14,530         3.1
                        --------       -----       --------       -----
                        $474,812       100.0%      $473,866       100.0%
                        ========       =====       ========       =====

The loan portfolio mix shifted during the year. Indirect installment loans, which are fixed-rate loans secured by automobiles originated through automobile dealers with an average term of 60 months, comprised 24.5% of the loan portfolio at December 31, 2004 as compared to 31.8% at the end of 2003. Effective August 31, 2004, the Company discontinued the origination of indirect installment loans; therefore, this portfolio will continue to amortize going forward. Residential real estate loans increased to account for 31.0% of the portfolio from 27.3% at December 31, 2003 due in part to the decision to retain high credit quality fixed-rate mortgages in the portfolio rather than sell in the secondary market.

Commercial real estate loans consist of loans secured by income producing commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and some are additionally secured by a guarantee of the federal Small Business Administration. Commercial real estate and commercial loans increased by $12,453,000 in 2004 as compared to 2003. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and maintain the balance of its portfolio.

Residential real estate loans increased by $17,840,000 in 2004, a 14% increase from 2003, compared to an increase of $14,967,000, or 13%, in 2003 compared to 2002. The Company originates both fixed-rate and adjustable-rate residential loans for its portfolio. Some fixed-rate residential loans are originated for sale to investors in the secondary market. The increase in residential real estate loans in 2004 and 2003 resulted primarily from the Company's decision to retain a greater percentage of fixed-rate residential mortgage loans.

During 2004, installment loan balances decreased $946,000, or 3%, from 2003, compared to a decrease of $9,878,000, or 25%, in 2003 compared to 2002. Indirect installment loans decreased by $34,287,000, or 23%, in 2004 compared to an increase of $11,330,000, or 8%, in 2003. As previously mentioned, indirect installment originations ceased on August 31, 2004.

                             NONPERFORMING ASSETS
Nonperforming assets were $2,949,000, or 0.46% of total assets, at December 31, 2004 compared to $4,180,000, or 0.69% of total assets, at December 31, 2003, a decrease of $1,321,000, or 29%. Nonperforming assets are comprised primarily of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At December 31, 2004, nonaccrual loans totaled $2,867,000, or 0.60% of total loans, compared to $4,089,000, or 0.86% of total loans, in 2003. There was no other real estate owned at either December 31, 2004 or 2003. Other chattels owned decreased $9,000 to $82,000 at December 31, 2004 compared to $91,000 at December 31, 2003.

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

The Company's allowance for loan losses increased $168,000 from December 31, 2003 to $5,204,000, or 1.10% of total loans, at December 31, 2004.

The following table sets forth the composition of the allowance for loan losses for the periods indicated:

                                                       ($000 Omitted)
                                                Years Ended December 31,
                                              --------------------------------
                                                2004         2003         2002
                                              ------      -------     --------
Beginning allowance                           $5,036       $4,920       $4,642
Provision for loan losses                        495          805          900
Loans charged-off                               (665)        (870)        (824)
Recoveries of loans previously
  charged-off                                    338          181          202
                                             -------      -------      -------
Net charge-offs                                 (327)        (689)        (622)
                                             -------      -------      -------
Ending allowance                             $ 5,204      $ 5,036      $ 4,920
                                             =======      =======      =======
Allowance as a percentage of loans
  outstanding                                   1.10%        1.06%        1.10%
Allowance as a percentage of
  nonperforming loans                         181.51       123.16       135.95
Net charge-offs as a percentage of
  average loans                                 0.07         0.15         0.15

                                    DEPOSITS

Total deposits at December 31, 2004 were $475,359,000, an increase of $12,052,000, or 3%, compared to $463,307,000 at December 31, 2003. The increase in deposits was due primarily to an increase in demand deposits, NOW accounts and regular savings partially offset by a decrease in time deposits.

The following table sets forth the components of deposits for the periods indicated:

                                                         ($000 Omitted)
                                                          December 31,
                                                   -------------------------
                                                       2004             2003
                                                   --------         --------
Demand                                             $ 78,669         $ 69,599
Regular savings, NOW and money market               263,685          244,766
Time                                                133,005          148,942
                                                   --------         --------
  Total deposits                                   $475,359         $463,307
                                                   ========         ========

At December 31, 2004, time deposits of $100,000 or more are scheduled to mature as follows:

                                                        ($000 Omitted)
3 months or less                                           $ 4,360
Over 3 to 6 months                                           2,868
Over 6 to 12 months                                          4,109
Over 12 months                                               7,598
                                                           -------
                                                           $18,935
                                                           =======

                                   BORROWINGS

At December 31, 2004 short-term borrowings consisted of securities sold under agreements to repurchase of $11,268,000 compared to $7,401,000 for 2003.

Long-term debt in 2004 consists of FHLB term advances of $78,000,000 as well as $20,620,000 of junior subordinated debentures, compared to $67,000,000 of FHLB term advances and $20,620,000 of junior subordinated debentures in 2003. Seven of the long-term term FHLB advances are callable quarterly with call dates in January, February and March 2005. The increase in FHLB advances is the result of new advances totaling $20,000,000, which was partially offset by the maturity of $9,000,000 in advances.

Junior subordinated debentures consist of two issues of floating rate trust preferred securities acquired during April and July 2002 in the amount of $7,217,000 and $13,403,000, respectively, due in 2032. These trust preferred securities were offered for the purpose of providing capital to the subsidiary banks to ensure adequate capital following the recent branch acquisitions and for general corporate purposes. As of December 31, 2004, of the $20,620,000 principal amount outstanding, $16,338,000 qualified as Tier 1 capital and $4,282,000 was allocated to Tier 2 capital.

See Notes 8 and 9 to the Consolidated Financial Statements for additional information regarding the Company's borrowings.

The following table sets forth certain information concerning the Company's borrowings at the dates indicated:

                                                         ($000 Omitted)
                                                          December 31,
                                                   -------------------------
                                                       2004             2003
                                                   --------         --------
Short-term borrowings                              $ 11,268         $  7,401
Long-term debt                                       98,620           87,620
                                                   --------         --------
                                                   $109,888         $ 95,021
                                                   ========         ========

At December 31, 2004, long-term debt is scheduled to mature as follows:
                                                        ($000 Omitted)
Less than one year                                         $ 2,000
One to three years                                          44,000
Three to five years                                         23,000
Over five years                                             29,620
                                                           -------
                                                           $98,620
                                                           =======

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

Financial instruments with off-balance sheet credit risk at December 31, 2004 and 2003 totaled $48,199,000 and $45,276,000, respectively.

See Note 15 to the Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage (Tier 1 capital to average assets) ratios. Tier 1 capital consists of stockholders' equity, net of intangible assets as well as a portion of junior subordinated debentures. Tier 2 capital consists of a limited amount of allowance for loan losses and the portion of junior subordinated debentures not allocated to Tier 1 capital. Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 2004 and 2003, both Banks were "well capitalized" as defined under FDIC regulations.

         The following table sets forth the Company's risk-based capital and leverage ratios:

                                                         ($000 Omitted)
                                                           December 31,
                                                   -------------------------
                                                       2004             2003
                                                   --------         --------
Risk-adjusted assets                               $446,807         $453,272
Tier 1 capital (to average assets)                     8.43%            7.22%
Tier 1 capital (to risk weighted assets)              11.80             9.66
Total capital (to risk weighted assets)               13.94            12.81

Total stockholders' equity includes a $691,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2004 and a $149,000 adjustment for accumulated other comprehensive income, net of tax, at December 31, 2003. At December 31, 2004, this adjustment was comprised of a net unrealized loss on securities available-for-sale of $18,000, net of taxes, and an unfunded pension accumulated benefit obligation of $673,000, net of taxes. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of investment securities has resulted in the unfunded pension accumulated benefit obligation. For additional information regarding estimates see "Application of Critical Accounting Policies" below.

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

Goodwill and Core Deposit Intangible. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill and intangible asset impairment in the fourth quarter of each year. In that goodwill is carried on the books of the Banks and the Company owns 100% of their outstanding stock, there is no market value for their common stock. The Company utilizes a multiple of earnings approach in analyzing the valuation of goodwill. Core deposit intangibles are carried on the books of the Banks as well. The valuation of core deposit intangibles incorporate deposits acquired compared with current deposit levels, considers deposit outflow assumptions made at acquisition as well as other factors.

The most recent impairment test of goodwill and core deposit intangible assets indicated that no adjustment was required. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and core deposit intangible that totaled $10,152,000 and $2,949,000, respectively, at December 31 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or the impact of changes in federal and state laws and regulations.

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

Mortgage Servicing Rights (MSR or MSRs). Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 year). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. When the book value of an individual stratum exceeds its fair value, an impairment reserve must be recognized. Future changes in management's assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact the Company's financial condition and results of operations either positively or adversely.

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

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon given both an immediate 300 basis point, or 3%, upward and downward shift in interest rates. Given the current level of interest rates, the Company has modeled an upward shift in rates of 300 basis points and a downward shift in rates of 100 basis points. Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2004 earnings simulation model projects that net interest income for the twelve months ending December 31, 2005 would decrease by an amount equal to approximately 1.67%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 100 basis points, the December 31, 2004 earnings simulation model projects that net interest income for the twelve months ending December 31, 2005 would decrease by an amount equal to approximately 2.63%.

Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2004 earnings simulation model projected that net interest income for the twelve months ending December 31, 2006 would increase by an amount equal to approximately 0.47%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 100 basis points, the December 31, 2004 earnings simulation model projected that net interest income for the twelve months ending December 31, 2006 would decrease by an amount equal to approximately 5.45%. The projected results are within Company's ALCO policy limits for both years.

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

The most significant factors affecting the changes in market risk exposure during 2004 compared to 2003 were the continuation of the low interest rate environment, changes in the yield curve for investment securities, the increase in the aggregate principal amount in fixed-rate loans extended by the Banks, the aggregate increase in securities available-for-sale, the increase in total deposits, and the increase in long-term debt.

                                 LIQUIDITY RISK
Liquidity risk management involves the Company's ability to raise funds in order to meet its existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at contractual maturity, the repayment of debt as it matures, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by ALCO. At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include brokered deposits, deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

Additionally, the Company requires cash for various operating needs including dividends to stockholders, the purchase of treasury stock, capital injections to the Banks, and the payment of general corporate expenses. The primary sources of liquidity for the Company are dividends from the Banks and reimbursement for services performed on behalf of the banks. Additionally, the Company may utilize outside sources of funding such as the issuance of the trust preferred securities during 2002.

Cash and cash equivalents decreased by $6,316,000 during 2004. Cash used for investing activities totaled $38,450,000 with lending activities utilizing $1,112,000 and investment purchases using $34,671,000. Cash provided by financing activities totaled $26,009,000. This cash consisted of an increase in deposits of $12,052,000, an increase in repurchase agreements of $3,867,000 and $20,000,000 from FHLB advances partially offset by the repayment of maturing FHLB advances in the amount of $9,000,000. The net cash provided by operating activities totaled $6,125,000 and consisted primarily of net income of $3,388,000 and a decrease in other assets and other liabilities, net.

                      CAPITAL EXPENDITURES AND COMMITMENTS

During 2004, the Company incurred approximately $2,267,000 in capital expenditures. The expenditures included approximately $938,000 for the improvement of the commercial lending and administration facility in North Conway, New Hampshire and approximately $220,000 office furnishings for the facility. Approximately $142,000 was expended for an upgrade to the AS400 computer system. The remaining expenditures were for normal replacement of, or upgrades in, existing property and equipment.

During 2003, the Company incurred approximately $1,810,000 in capital expenditures. The expenditures included approximately $846,000 for the purchase and improvement of a commercial lending and administration facility in North Conway, New Hampshire. Approximately $307,000 was expended for the reengineering of the operations department of the Berlin main office facility, which included both construction and furniture costs. The remaining expenditures were for normal replacement of, or upgrades in, existing property and equipment.

The Company's estimated capital expenditures for 2005 total $1,250,000. The Company has budgeted approximately $250,000 for customer relationship management (CRM) software, $138,000 for call center expansion, and $118,000 for upgrades to the mortgage processing system. The remaining expenditures will be incurred for normal replacement of, or upgrades to, existing property and equipment. These expenditures are expected to be funded through normal Company cash flows.

                            CONTRACTUAL OBLIGATIONS

The table below contains information on the Company's contractual obligations as of the fiscal year ended December 31, 2004:

                                 ($000 Omitted)

                                      Less Than     1-3        3-5    More than
Contractual Obligations         Total  One Year    Years      Years   Five Years

FHLB Advances                 $78,000   $2,000    $44,000    $23,000    $ 9,000
Junior subordinated
  debentures                   20,620       --         --         --     20,620
                              -------------------------------------------------
  Total                       $98,620   $2,000    $44,000    $23,000    $29,620
                              =================================================

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           ($000 Omitted, Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31,                                                     2004       2003      2002
-------------------------------------------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans                                                       $26,569    $27,917   $27,912
Interest on debt securities available-for-sale:
   Taxable                                                                         3,201      3,075     2,781
   Tax-exempt                                                                        142        158       275
Dividends                                                                            239        237       241
Interest on federal funds sold                                                       125        118       271
Interest on interest bearing deposits                                                  1          2         2
-------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                30,277     31,507    31,482
-------------------------------------------------------------------------------------------------------------
Interest expense
Interest on deposits                                                               3,150      4,422     6,528
Interest on short-term borrowings                                                    110        126       141
Interest on long-term debt                                                         4,171      3,909     3,169
-------------------------------------------------------------------------------------------------------------
Total interest expense                                                             7,431      8,457     9,838
-------------------------------------------------------------------------------------------------------------
Net interest and dividend income                                                  22,846     23,050    21,644
Provision for loan losses                                                            495        805       900
-------------------------------------------------------------------------------------------------------------
Net interest and dividend income after provision for loan losses                  22,351     22,245    20,744
-------------------------------------------------------------------------------------------------------------
Noninterest income
Service charges and fees on deposit accounts                                       2,229      1,673     1,473
Gain on sales of securities available-for-sale, net                                  753      1,522       151
Gain on sales of loans, net                                                          374        422       259
Other                                                                              1,741      1,758     1,513
-------------------------------------------------------------------------------------------------------------
Total noninterest income                                                           5,097      5,375     3,396
-------------------------------------------------------------------------------------------------------------
Noninterest expense
Salaries and employee benefits                                                    11,981     11,426     9,758
Office occupancy and equipment                                                     3,731      3,753     3,298
Amortization of core deposit intangible                                              954        954       476
Write-down of equity securities                                                       --        184       910
Other                                                                              5,728      5,819     5,593
-------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                         22,394     22,136    20,035
-------------------------------------------------------------------------------------------------------------

Income before income tax expense                                                   5,054      5,484     4,105
Income tax expense                                                                 1,666      1,867     1,507
-------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 3,388    $ 3,617   $ 2,598
-------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                                   $ 2.26     $ 2.40    $ 1.71
Earnings per common share assuming dilution                                       $ 2.24     $ 2.39    $ 1.71
-------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                               CONSOLIDATED BALANCE SHEETS
                                                                                                             ($000 Omitted)
AS OF DECEMBER 31,                                                                                          2004       2003
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents
  Cash and due from banks and interest bearing deposits                                                  $13,794    $14,615
  Federal funds sold                                                                                      10,975     16,470
----------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                           24,769     31,085
----------------------------------------------------------------------------------------------------------------------------

Securities available-for-sale, at fair value                                                             101,133     68,082
Federal Home Loan Bank stock                                                                               5,515      4,705
Federal Reserve Bank stock                                                                                   365        365
Loans held-for-sale                                                                                          311        511
Loans, net before allowance for loan losses                                                              474,706    473,619
Less: allowance for loan losses                                                                            5,204      5,036
----------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                                469,502    468,583
----------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                                               13,701     12,858
Goodwill                                                                                                  10,152     10,152
Core deposit intangible, net                                                                               2,949      3,903
Other assets                                                                                              10,021      8,972
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                            $638,418   $609,216
----------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits
  Demand                                                                                                 $78,669    $69,599
  Regular savings, NOW and money market deposit accounts                                                 263,685    244,766
  Certificates of deposit (in denominations of $100,000 or more)                                          18,935     22,708
  Other time                                                                                             114,070    126,234
----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                           475,359    463,307
----------------------------------------------------------------------------------------------------------------------------

Short-term borrowings                                                                                     11,268      7,401
Other liabilities                                                                                          3,661      3,016
Long-term debt                                                                                            98,620     87,620
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                        588,908    561,344
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                                     -          -
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued and 1,503,574
outstanding in 2004 and 1,499,574 outstanding in 2003                                                      1,732      1,732
Additional paid in capital                                                                                 2,075      2,088
Retained earnings                                                                                         52,484     50,116
Treasury stock (228,395 shares at December 31, 2004 and 232,395 shares at December 31, 2003)              (6,090)    (6,213)
Accumulated other comprehensive (loss) income, net of tax                                                   (691)       149
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                49,510     47,872
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                              $638,418   $609,216
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                ($000 Omitted)
                                                                                                       Accumulated
                                                           Additional                                   Other             Total
                                                Common       Paid In       Retained     Treasury    Comprehensive     Stockholders'
                                                 Stock       Capital       Earnings       Stock     Income (Loss)(1)     Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    $1,732       $2,101        $45,955      $(5,864)        $  (585)         $43,339
  Net income - 2002                                 --           --          2,598           --             --             2,598
  Net change in unrealized loss on
    securities available-for-sale, net of tax       --           --             --           --             345              345
  Net change in unfunded pension accumulated
    benefit obligation, net of tax                  --           --             --           --          (1,126)          (1,126)
  Exercise of stock options, net of tax benefit     --          (13)            --          153              --              140
  Cash dividends declared ($0.68 per share)         --           --         (1,030)          --              --           (1,030)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     1,732        2,088         47,523       (5,711)         (1,366)          44,266
  Net income - 2003                                 --           --          3,617           --              --            3,617
  Net change in unrealized loss on
    securities available-for-sale, net of tax       --           --             --           --           1,110            1,110
  Net change in unfunded pension accumulated
    benefit obligation, net of tax                  --           --             --           --             405              405
  Treasury stock purchased                          --           --             --         (502)             --             (502)
  Cash dividends declared ($0.68 per share)         --           --         (1,024)          --              --           (1,024)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                     1,732        2,088         50,116       (6,213)            149           47,872
  Net income - 2004                                 --           --          3,388           --              --            3,388
  Net change in unrealized gain on
   securities available-for-sale, net of tax        --           --             --           --            (888)            (888)
  Net change in unfunded pension accumulated
    benefit obligation, net of tax                  --           --             --           --              48               48
  Exercise of stock options, net of tax benefit     --          (13)            --          123              --              110
  Treasury stock purchased                          --           --             --           --              --                -
  Cash dividends declared ($0.68 per share)         --           --         (1,020)          --              --           (1,020)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                    $1,732       $2,075        $52,484      $(6,090)        $  (691)         $49,510
---------------------------------------------------------------------------------------------------------------------------------

(1) Accumulated other comprehensive loss as of December 31, 2004 consists of net unrealized holding losses on available-for-sale securities of $18, net of tax, and net unrealized holding losses on unfunded pension accumulated benefit obligation of $673, net of tax. Accumulated other comprehensive gain as of December 31, 2003 consists of net unrealized holding gains on available-for-sale securities of $870, net of tax, and net unrealized holding losses on unfunded pension accumulated benefit obligation of $721, net of tax. Accumulated other comprehensive loss as of December 31, 2002 consists of net unrealized holding losses on available-for-sale securities of $240, net of tax, and net unrealized holding losses on unfunded pension accumulated benefit obligation of $1,126, net of tax.


                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                         ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                               2004             2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $3,388           $3,617         $2,598
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income
   Net unrealized (losses) gains on securities available-for-sale                             (720)           2,662            322
   Reclassification adjustment for realized (gains) losses in net income                      (753)          (1,338)           759
-----------------------------------------------------------------------------------------------------------------------------------
   Net unrealized (losses) gains on securities                                              (1,473)           1,324          1,081
   Minimum pension liability adjustment                                                         74              615         (1,707)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                           (1,399)           1,939           (626)
   Income tax (benefit) expense                                                               (559)             424            155
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                                 (840)           1,515           (781)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                        $2,548           $5,132         $1,817
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       ($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,                                                            2004             2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $ 3,388          $ 3,617           $ 2,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                   495              805               900
Depreciation and amortization                                                             2,369            2,381             1,791
Deferred income tax expense (benefit)                                                        43             (249)              195
Write-down of equity securities                                                               -              184               910
Gain on sales of securities available-for-sale, net                                        (753)          (1,522)             (151)
Loss (gain) on sale, disposal and write-down of premises and equipment                        9               28               (18)
Amortization of premiums and accretion of discounts on securities, net                       90              408               246
(Decrease) increase in unearned income, net                                                (141)              40                38
Accretion of discount on loans acquired                                                    (160)            (106)              (18)
Loss (gain) on sales of other real estate owned and other personal property, net              9              (58)                5
Net decrease in loans held-for-sale                                                         200              158             1,357
Other liabilities assumed net of (other assets acquired) in branch transactions               -                -               (66)
Net change in other assets and other liabilities                                            576            1,488            (3,051)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 6,125            7,174             4,736
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale                                     16,964           24,520            16,709
Proceeds from maturities of securities available-for-sale                                25,690           76,716            30,043
Purchases of securities available-for-sale                                              (76,515)         (80,314)          (78,888)
Purchases of Federal Home Loan Bank stock                                                  (810)             (73)                -
Purchases of Federal Reserve Bank stock                                                       -             (285)                -
Loan originations and principal collections, net                                         (7,142)         (28,494)          (27,111)
Recoveries of previously charged-off loans                                                  338              181               202
Loans acquired in branch transactions                                                         -                -           (20,192)
Proceeds from sale of commercial loans                                                    5,088                -                 -
Proceeds from sales of and payments received on other real estate owned                       -              285                60
Proceeds from sales of and payments received on other personal property                     604              822               794
Premises and equipment acquired in branch transactions                                        -                -              (519)
Additions to premises and equipment                                                      (2,267)          (1,810)           (1,796)
Purchase of company owned life insurance policies                                          (400)            (800)                -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (38,450)          (9,252)          (80,698)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Net increase (decrease) in deposits                                                      12,052          (12,887)            8,422
Deposits assumed in branch transactions, net of assumption premiums                           -                -            47,527
Advances from FHLB                                                                       20,000           28,000             1,000
Repayment of FHLB advances                                                               (9,000)          (7,000)           (3,028)
Net increase (decrease) in securities sold under agreements to repurchase                 3,867             (850)               96
Exercise of stock options, net of tax benefit                                               110                -               140
Purchases of treasury stock                                                                   -             (502)                -
Issuance of  in junior subordinated debentures                                                -                -            20,620
Cash dividends paid                                                                      (1,020)          (1,024)           (1,030)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                26,009            5,737            73,747
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (6,316)           3,659            (2,215)
Cash and cash equivalents at beginning of year                                           31,085           27,426            29,641
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $ 24,769         $ 31,085          $ 27,426
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flows:
Interest paid                                                                            $7,519           $8,617           $9,876
Income taxes paid                                                                         2,090            1,610            1,743
Loans transferred to other real estate owned                                                  -               46              200
Loans transferred to other personal property                                                603              824              802

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

Northway Capital Trust I and Northway Capital Trust II, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the subsidiaries have not been included in the consolidated financial statements.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

In preparing the financial statements, management is required to make estimates and judgments that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets, and income and expense for the periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses.

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

STOCK-BASED COMPENSATION

At December 31, 2004, the Company has a stock-based employee compensation plan which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment", to stock-based employee compensation.

                                                                                      ($000 Omitted, except per share data)
                                                                                    2004              2003             2002
                                                                                  ------            ------           ------

Net income                                           As reported                  $3,388            $3,617           $2,598
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  methods awards, net of related tax effects                                          --                39               39
                                                                                  ------            ------           ------
                                                     Pro forma                    $3,388            $3,578           $2,559

Earnings per common share                            As reported                  $ 2.26            $ 2.40           $ 1.71
                                                     Pro forma                      2.26              2.37             1.68

Earnings per common share                            As reported                  $ 2.24            $ 2.39           $ 1.71
 (assuming dilution)                                 Pro forma                      2.24              2.36             1.68

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

Earnings per common share have been computed based on the following:
                                                    ($000 Omitted)
                                                   Years Ended December 31,
                                               --------------------------------
                                                 2004          2003        2002
                                              -------       -------     -------
Net income                                     $3,388        $3,617      $2,598
Less: Preferred stock dividends                  --            --          --
                                              -------       -------     -------
Net income applicable to common stock          $3,388        $3,617      $2,598
                                              =======       =======     =======
Average number of common shares outstanding   1,500.1       1,504.4     1,515.1
Effect of dilutive options                       11.6           7.8         6.0
                                              -------       -------     -------
Average number of common shares
  outstanding used to calculate diluted
  earnings per common share                   1,511.7       1,512.2     1,521.1
                                              =======       =======     =======

RECENT ACCOUNTING PRONOUNCEMENTS

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

 In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

                         NOTE 2 CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2004 and 2003 includes $3,753,000 and $3,588,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

                      NOTE 3 SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gains in accumulated other comprehensive income, losses in accumulated other comprehensive income and fair value of securities at December 31, 2004 and 2003 follows:

                                                  ($000 Omitted)
                                              Gross           Gross
                               Amortized    Unrealized      Unrealized     Fair
                                 Cost          Gains          Losses       Value
                               ---------    ----------      ----------     ----
December 31, 2004
US Treasury and other US
  government agency securities  $ 54,914      $    1         $   352     $54,563
Marketable equity securities       1,827         136              32       1,931
Mortgage-backed securities        29,447          92             248      29,291
Collateralized mortgage
  obligations                         10           -               -          10
Corporate bonds                   12,001         293               7      12,287
State and political
  subdivision bonds and notes      2,966          85               -       3,051
                                --------      ------         -------    --------
                                $101,165      $  607         $   639    $101,133
                                ========      ======         =======    ========

                                                  ($000 Omitted)
                                              Gross           Gross
                              Amortized    Unrealized       Unrealized     Fair
                                 Cost         Gains         Losses         Value
                              ---------    ----------     ----------       ----
December 31, 2003
US Treasury and other
  US government agency
  securities                   $37,945        $   74           $179     $37,840
Marketable equity securities     2,589           251             74       2,766
Mortgage-backed securities       2,803            90              5       2,888
Collateralized mortgage
  obligations                       15             -              -          15
Corporate bonds                 20,857         1,126              -      21,983
State and political
  subdivision bonds and
  notes                          2,432           158              -       2,590
                               -------        ------           ----     -------
                               $66,641        $1,699           $258     $68,082
                               =======        ======           ====     =======

The contractual maturity distribution of investments in debt obligations at December 31, 2004 follows:

                                                                                       ($000 Omitted)
                                                                   Within      One to      Five to      Over        Total
                                                                    One         Five         Ten        Ten        Amortized
                                                                    Year        Years       Years       Years         Cost
                                                                   ------      -------      ------     -------      -------
US Treasury and other US government agency securities              $1,999      $47,915      $5,000     $    --      $54,914
Mortgage-backed securities                                              2        1,158         120      28,167       29,447
Collateralized mortgage obligations                                    --           --          --          10           10
Corporate bonds                                                        --        9,983       2,018          --       12,001
State and political subdivision bonds and notes                     1,129          498         819         520        2,966
                                                                   ------      -------      ------     -------      -------
Total amortized cost                                               $3,130      $59,554      $7,957     $28,697      $99,338
                                                                   ======      =======      ======     =======      =======

Fair value                                                         $3,130      $59,591      $7,961     $28,520      $99,202
                                                                   ======      =======      ======     =======      =======

Actual maturities of state and political subdivision bonds and notes, mortgage-backed securities and collateralized mortgage obligations will differ from the maturities presented because borrowers have the right to prepay obligations without prepayment penalties.

An analysis of gross realized gains and losses on securities available-for-sale during the years ended December 31, follows:

                                                                             ($000 Omitted)
                                                   2004                           2003                      2002
                                           ------------------------------------------------------------------------------
                                            Realized    Realized         Realized     Realized      Realized     Realized
                                              Gains       Losses           Gains       Losses         Gains       Losses
                                             -------    ---------         -------      -------       -------       -------
Equity securities                            $   402      $   149         $    97      $   244       $    39       $  449
US government agency securities                    5           --              15           --           149           --
Mortgage-backed securities                        --           --              --           --           159           --
Corporate bonds                                  539           50           1,682           28           246           --
 State and political subdivisions                  6           --              --           --             7           --
                                             -------    ---------         -------      -------       -------       -------
                                             $   952    $     199         $ 1,794      $   272       $   600       $   449
                                             =======    =========         =======      =======       =======       =======

The tax provision applicable to these net realized gains amounted to $298,000, $603,000 and 60,000 for 2004, 2003, and 2002, respectively.

Securities with a carrying amount totaling $72,106,000 and $39,789,000 were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and treasury, tax and loan accounts at December 31, 2004 and 2003, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2004:

                                                                            ($000 Omitted)
                                               Less than 12 Months        12 Months or Longer               Total
                                             ----------------------    ------------------------     -----------------------
                                               Fair       Unrealized       Fair     Unrealized       Fair         Unrealized
                                              Value          Losses       Value         Losses       Value          Losses
                                             ----------------------    ------------------------     -----------------------
US government agency securities              $41,792        $   186   $  9,828         $    166     $51,620         $   352
Marketable equity securities                     458             32         --               --         458              32
Mortgage-backed securities                    24,428            244        260                4      24,688             248
Corporate bonds                                1,998              7         --               --       1,998               7
                                             ----------------------    ------------------------     -----------------------
  Total temporarily impaired securities      $68,676        $   469    $10,088         $    170     $78,764         $   639
                                             ======================    ========================     =======================

At December 31, 2004, securities with a total fair value of $78,764,000 were in a loss position. These securities included twenty-two US government agency securities with a fair value of $51,620,000 and an unrealized loss of $352,000. These securities had an unrealized loss due to the current interest rate environment. As these securities are guaranteed by US government agencies such as FHLB, FHLMC or FNMA there is no credit risk associated with them. These securities are not other-than-temporarily impaired as the Company has the ability and the intent to hold these securities until recovery.

Mortgage-backed securities with a fair value of $24,688,000 had an unrealized loss of $248,000 at December 31, 2004. As with the US government agency securities, these securities have an unrealized loss due to the current interest rate environment. As all of these mortgage-backed securities are guaranteed by US government agencies such as FHLMC, GNMA or FNMA there is no credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company has the ability and intent to hold these securities until recovery.

Nine marketable equity securities with a fair value of $458,000 had an unrealized loss of $32,000 at December 31, 2004. Marketable equity securities are subject to internal testing on a quarterly basis to determine impairment. Testing includes review of industry analyst reports, credit ratings, sector analysis and earnings projections. Based upon the December 31, 2004 review, these securities were not determined to be other-than-temporarily impaired.

One corporate bond security with a fair value of $1,998,000 had an unrealized loss of $7,000 at December 31, 2004. Corporate bond securities are subject to internal testing on a quarterly basis to determine other-than-temporary-impairment. Based upon the December 31, 2004 review, this security was not determined to be other-than-temporarily-impaired.

                                  NOTE 4 LOANS

Loan balances were comprised of the following:

                                                              ($000 Omitted)
December 31,                                                   2004       2003
                                                           --------    --------
Real estate:
   Residential                                             $147,333    $129,493
   Commercial                                               130,334     120,366
   Construction                                               5,366       3,851
Commercial                                                   27,013      24,528
Installment                                                  29,345      30,291
Indirect installment                                        116,520     150,807
Other                                                        18,901      14,530
                                                           --------    --------
   Total loans                                              474,812     473,866
                                                           --------    --------
Less:
   Unearned income                                              106         247
   Allowance for loan losses                                  5,204       5,036
                                                           --------    --------
   Total unearned income and allowance for
     loan losses                                              5,310       5,283
                                                           --------    --------
Net loans                                                  $469,502    $468,583
                                                           ========    ========

Total loans above are net of unearned discount on loans acquired in the amount of $415,000 and $575,000 at December 31, 2004 and 2003, respectively. In addition, total loans above are net of unamortized premium on indirect installment loans originated in the amount of $2,005,000 and $3,392,000 at December 31, 2004 and 2003, respectively.

Loans are made in the ordinary course of business to directors, executive officers, and their immediate families and to organizations in which such persons have more than a 10% ownership interest. These loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Total loans to such persons and their companies amounted to $660,000 as of December 31, 2004. During 2004, principal payments were $148,000 and principal advances amounted to $498,000.

The Company's lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New Hampshire. The Company maintains significant credit relationships with borrowers in the hotel and motel industry. The aggregate loan balances to these industries totaled $59,730,000 at December 31, 2004 and $56,200,000 at December 31, 2003.

Loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of these loans total $43,979,000 and $45,967,000 at December 31, 2004 and 2003, respectively. The
Company sold $15,228,000 of mortgage loans and $5,088,000 of SBA guaranteed commercial loans in 2004 and $22,483,000 of mortgage loans and $1,482,000 of indirect installment loans in 2003.

The Company capitalized $80,000 and $187,000 of servicing rights and amortized $168,000 and $137,000 of those rights in 2004 and 2003, respectively. Impairment of mortgage servicing rights of $(2,000) and $5,000 was recognized in 2004 and 2003, respectively. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. At December 31, 2004 and 2003, respectively, the carrying amount of servicing rights was $298,000 and $384,000, and is included in other assets.

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

At December 31, 2004 and 2003, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $838,000 and $897,000, respectively. The gross interest income that would have been recorded in the years ended December 31, 2004 and 2003 if such restructured loans had been current in accordance with their original terms was $60,000 and $65,000, respectively. The amount of interest income recognized on such restructured loans for the years ended December 31, 2004 and 2003 was $43,000 and $44,000, respectively.

At December 31, 2004 and 2003, nonperforming loans totaled $2,867,000 and $4,089,000, respectively. No nonperforming loans were past due 90 days or more and still accruing interest for both December 31, 2004 and 2003.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,914,000 and $3,014,000 at December 31, 2004 and 2003,
respectively, for which the related allowance for loan losses is $307,000 and $485,000 as of December 31, 2004 and 2003, respectively. All of the Company's impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. All of the Company's impaired loans had a related allowance for loan losses at December 31, 2004 and 2003. The average recorded investment in impaired loans during the twelve months ended December 31, 2004 and 2003 was approximately $2,305,000 and $3,001,000, respectively. For the twelve months ended December 31, 2004 and 2003 the Company recognized interest income on impaired loans of $147,000 and $217,000, respectively, which included $128,000 and $168,000 of interest income recognized using the cash-basis method of income recognition, respectively.

                        NOTE 5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, follows:

                                                         ($000 Omitted)
                                                 2004         2003         2002
                                               ------       ------       ------
Balance at beginning of year                   $5,036       $4,920       $4,642
Provision for loan losses                         495          805          900
Recoveries on loans previously
  charged-off                                     338          181          202
Loans charged-off                                (665)        (870)        (824)
                                               ------       ------       ------
Balance at end of year                         $5,204       $5,036       $4,920
                                               ======       ======       ======

                         NOTE 6 PREMISES AND EQUIPMENT

A summary of premises and equipment follows:
                                                          ($000 Omitted)
                                                            December 31,
                                                      ----------------------
                                                         2004        2003
                                                      -------        -------
Land                                                  $ 2,650        $ 2,445
Buildings                                              11,509          9,644
Leasehold improvements                                    365            508
Construction in progress                                   36            958
Equipment                                               8,906          7,855
                                                      -------        -------
                                                       23,466         21,410
Less accumulated depreciation and amortization          9,765          8,552
                                                      -------        -------
                                                      $13,701        $12,858
                                                      =======        =======

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,415,000, $1,427,000 and $1,315,000, respectively.

The Company leases five of its locations under non-cancelable operating leases and two locations under tenant at will agreements. In addition, the Company leases two storage facilities under non-cancelable leases. Minimum lease payments in future periods under non-cancelable operating leases at December 31, 2004 are as follows:

                                                        ($000 Omitted)
2005                                                        $  221
2006                                                           156
2007                                                           123
2008                                                            25
                                                            ------
                                                            $  525
                                                            ======

The terms of two of the leases provide that the Company can, at the end of the current five-year term, renew the lease under one five-year option. All leases contain a provision that the Company shall pay its pro-rata share of operating costs. Additionally, two of the leases require that the Company pay all real estate taxes.

Rent expense for the years ended December 31, 2004, 2003, and 2002 amounted to $404,000, $421,000 and $369,000, respectively.

                                NOTE 7 DEPOSITS

The aggregate amount of maturities for time deposits as of December 31, 2004, for each of the following five years ended December 31 and thereafter, are as follows:
                                                           ($000 Omitted)
2005                                                         $ 92,555
2006                                                           34,698
2007                                                            5,134
2008                                                              462
2009                                                              136
Thereafter                                                         20
                                                             --------
                                                             $133,005
                                                             ========

Deposits from related parties held by the Banks at December 31, 2004 and 2003 amounted to $2,953,000 and $3,081,000, respectively.

                          NOTE 8 SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase. The securities sold under agreements to repurchase as of December 31, 2004 and 2003 are securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The underlying securities associated with securities sold under agreements to repurchase are under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.


                             NOTE 9 LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of FHLB advances of $78,000,000 and $67,000,000, respectively, as well as $20,620,000 of junior subordinated debentures, for each year.

As of December 31, 2004, contractual principal payments due under long-term debt, which consists of FHLB advances and junior subordinated debentures, are as follows:

                                                       ($000 Omitted)
2005                                                      $  2,000
2006                                                        31,000
2007                                                        13,000
2008                                                         4,000
2009                                                        19,000
2010 and years thereafter                                   29,620
                                                          --------
                                                           $98,620
                                                           =======

The FHLB long-term debt consisted of twenty five separate advances. Seven of these advances are callable with the following rates terms:

                                 ($000 Omitted)
                                                                     Next
        Amount            Rate                 Maturity Date       Call Date
       -------           -----                 -------------       ---------
       $ 5,000            6.11%                  03/28/07           03/28/05
         7,000            5.54                   11/02/09           02/01/05
         7,000            5.57                   11/09/09           02/09/05
         5,000            5.91                   12/17/09           03/17/05
         2,000            4.80                   12/27/10           03/28/05
         3,000            4.50                   01/24/11           01/24/05
         1,000            4.58                   02/07/11           02/07/05
       -------
       $30,000
       =======

The remaining eighteen advances, totaling $48,000,000, are at rates ranging from 1.96% to 3.85% with a weighted average rate of 2.52%.

The $20,620,000 of junior subordinated debentures consists of the following two issues:

On April 10, 2002, the Company completed the private placement of $7,217,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust I Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust I ("Capital Trust I"). The Trust I Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust I Capital Securities, which included the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust I Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 6.00%. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

On July 11, 2002, the Company completed the private placement of $13,403,000 aggregate liquidation amount of floating rate trust preferred securities (the "Trust II Capital Securities") issued by its Delaware statutory business trust, Northway Capital Trust II (the "Capital Trust II"). The Trust II Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust II Capital Securities, which include the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the "Trust II Junior Subordinated Debt"), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65%, with a ceiling of 12.50% for the first five years. Currently, the interest rate on these securities is 5.72%. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

                              NOTE 10 ACQUISITIONS

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

                                                 ($000 Omitted)

Cash                                      $26,738
Loans                                      20,192
Goodwill                                    4,766
Core deposit intangible                     2,639
Land and buildings                            430
Furniture and fixtures                         13
Leasehold improvements                         76
Other assets                                   83
Building lease and equipment expense           12
Salary expense                                  7
Deposits                                                  $54,932
Other liabilities                                              17
Other income                                                    7

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branches are included in the 2002 consolidated statements of income of the Company from the date of the transaction.

The cost of the acquired branch offices exceeded the fair value of the assets acquired and liabilities assumed by $7,405,000. Of this amount, $2,639,000 was assigned to core deposit intangible and $4,766,000 was recorded as goodwill. All of the goodwill was deductible for tax purposes. The core deposit intangible of $2,639,000 is being amortized to noninterest expense over fifty months using the straight line method.

Management reviews the carrying amount of intangible assets resulting from these transactions on an ongoing basis, taking into consideration any events and circumstances that might have diminished such amount. During 2004 and 2003, the Company reviewed the carrying amount of intangible assets and determined that no impairment was required.

                           NOTE 11 REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the most recent notification from the FDIC categorized both banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized" the Banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios above regulatory prescribed minimum levels. There are no conditions or events since that notification that management believes have changed the Company's and Banks' categories. Management believes, as of December 31, 2004 and 2003, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

These minimum capital amounts and ratios, as well as the Company's and Banks' actual capital amounts and ratios, are presented in the following table:

                                                                                       ($000 Omitted)
                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                                         For Capital            Corrective
                                                                                           Adequacy               Action
                                                                      Actual               Purposes              Provisions
                                                                 ---------------        ---------------        --------------
                                                                 Amount    Ratio        Amount    Ratio        Amount   Ratio
                                                                 ------    -----        ------    -----        ------   -----
As of December 31, 2004
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $52,736     8.43%      $25,014   =>4.00%          N/A
  The Berlin City Bank                                           30,589     7.71        15,869   =>4.00       $19,836  =>5.00%
  The Pemigewasset National Bank of Plymouth, New Hampshire      17,561     7.74         9,071   =>4.00        11,339  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   62,305    13.94        35,745   =>8.00           N/A
  The Berlin City Bank                                           34,051    11.79        23,097   =>8.00        28,871 =>10.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      19,386    12.72        12,197   =>8.00        15,247 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   52,736    11.80        17,872   =>4.00           N/A
  The Berlin City Bank                                           30,589    10.59        11,549   =>4.00        17,323  =>6.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      17,561    11.52         6,099   =>4.00         9,148  =>6.00

As of December 31, 2003
------------------------------------------------
Tier 1 capital (to average assets)
  Consolidated                                                  $43,769     7.22%      $24,256   =>4.00%          N/A
  The Berlin City Bank                                           28,732     7.09        16,220   =>4.00       $20,276  =>5.00%
  The Pemigewasset National Bank of Plymouth, New Hampshire      16,572     7.55         8,774   =>4.00        10,968  =>5.00

Total capital (to risk weighted assets)
  Consolidated                                                   58,020    12.81        36,244   =>8.00           N/A
  The Berlin City Bank                                           32,231    10.51        24,526   =>8.00        30,657 =>10.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      18,184    12.50        11,642   =>8.00        14,533 =>10.00

Tier 1 capital (to risk weighted assets)
  Consolidated                                                   43,769     9.66        18,122   =>4.00           N/A
  The Berlin City Bank                                           28,732     9.37        12,263   =>4.00        18,394  =>6.00
  The Pemigewasset National Bank of Plymouth, New Hampshire      16,572    11.39         5,821   =>4.00         8,732  =>6.00

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

Under the National Bank Act, the approval of the OCC is required if dividends declared by PNB to the Company in any year exceed the net profits of that year, as defined, combined with the retained net profit for the two preceding years. At December 31, 2004 PNB could, without approval of the OCC, declare dividends aggregating $1,132,000.

As of December 31, 2004, BCB is restricted from declaring dividends to the Company in an amount greater than approximately $10,954,000, as such declaration would decrease capital below BCB's required minimum level of regulatory capital.

                       NOTE 12 OTHER NONINTEREST EXPENSE

The major components of other noninterest expense for the years ended December 31, are as follows:

                                                        ($000 Omitted)
                                                  2004         2003       2002
                                               -------      -------    -------
Professional fees                               $1,234       $1,166      $1,096
Stationery and supplies                            429          556         596
Telecommunications                                 595          571         505
Postage and shipping                               348          378         378
ATM expense                                        295          442         366
Other                                            2,827        2,706       2,652
                                                ------       ------      ------
                                                $5,728       $5,819      $5,593
                                                ======       ======      ======

                        NOTE 13 FEDERAL AND STATE TAXES

The components of federal and state tax expense for the years ended December 31, are as follows:

                                                          ($000 Omitted)
                                                 2004       2003        2002
                                               ------     ------      ------
Current
  Federal                                      $1,289     $1,713      $  985
  State                                           334        403         327
                                                1,623      2,116       1,312
                                               ------     ------      ------
Deferred
  Federal                                          44       (181)        176
  State                                            (1)       (37)        (12)
                                               ------     ------      ------
                                                   43       (218)        164

  Change in valuation allowance                    --        (31)         31
                                               ------     ------      ------
                                                   43       (249)        195
                                               ------     ------      ------

Total                                          $1,666     $1,867      $1,507
                                               ======     ======      ======

The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred income tax asset and deferred income tax liability at December 31, are as follows:

                                                             ($000 Omitted)
                                                           2004           2003
                                                        -------         ------
Deferred income tax asset
  Allowance for loan losses                             $ 1,988         $1,836
  Other                                                      10             10
  Interest on nonaccrual loans                               19             27
  Loan origination costs, net                                 4             23
  Unrealized holding loss on securities
    available-for-sale                                       14             --
  Securities writedown                                       --              9
  Capital loss carryforward                                  70            162
  Minimum pension liability adjustment                      345            371
  Amortization of goodwill and core deposit intangible      130            257
  Supplemental pension                                      250            136
                                                        -------         ------
                                                          2,830          2,831
                                                        -------         ------
  Deferred income liabilities
  Depreciation                                             (801)         (751)
  Unrealized holding gain on securities
    available-for-sale                                       --          (571)
  Prepaid pension                                          (246)         (208)
  Mortgage and consumer servicing rights                   (118)         (152)
                                                        -------         ------
                                                         (1,165)        (1,682)
                                                        -------         ------
Deferred income tax asset, net                          $ 1,665         $1,149
                                                        =======         ======

The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

Total income tax expense for the years ended December 31, 2004, 2003 and 2002 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

                                                     2004       2003       2002
                                                     ----       ----       ----
Expected federal income taxes                        34.0%     34.0%       34.0%
Interest on municipal securities
  available-for-sale and municipal loans             (4.5)     (3.3)       (3.8)
State tax expense, net of federal benefit             4.3       4.4         5.1
Valuation allowance for securities                      -      (0.6)          -
Other                                                (0.8)     (0.4)        1.4
                                                     ----      ----        ----
Effective tax rates                                  33.0%     34.1%       36.7%
                                                     ====      ====        ====

                           NOTE 14 EMPLOYEE BENEFITS

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

The following table sets forth information about the Plan as of December 31, and for the years then ended:

                                                         ($000 Omitted)
                                                     2004       2003       2002
                                                  -------    -------    -------
Change in benefit obligation
----------------------------------------------
Benefit obligation at beginning of year           $ 4,901    $ 4,356    $ 3,305
Service cost                                          481        444        356
Interest cost                                         303        266        246
Actuarial loss (gain)                                 233        (46)       747
Benefits paid                                        (113)      (119)      (298)
                                                  -------    -------    -------
Benefit obligation at end of year                   5,805      4,901      4,356
                                                  -------    -------    -------

Change in plan assets
----------------------------------------------
Fair value of plan assets at beginning of year      3,652      2,685      2,918
Actual return on plan assets                          401        540       (248)
Employer contributions                                661        546        313
Benefits paid                                        (113)      (119)      (298)
                                                  -------    -------    -------
Fair value of plan assets at end of year            4,601      3,652      2,685
                                                  -------    -------    -------

Funded status at end of year                       (1,204)    (1,249)    (1,671)
Unrecognized transition asset                        --           (1)        (5)
Unrecognized net actuarial loss                     2,803      2,824      3,371
Unrecognized prior service cost                      (877)      (961)    (1,046)
                                                  -------    -------    -------
Net amount recognized                             $   722    $   613    $   649
                                                  =======    =======    =======

Amounts recognized in the consolidated
  balance sheets consist of:
----------------------------------------------
Accrued benefit liability                         $(1,018)   $(1,092)   $(1,707)
Accumulated other comprehensive loss, before
  income tax benefit                                1,018      1,092      1,707
Prepaid benefit cost                                  722        613        649
                                                  -------    -------    -------
Net amount recognized                             $   722    $   613    $   649
                                                  =======    =======    =======

The accumulated benefit obligation for the plan was $4,896,000 and $4,131,000 at December 31, 2004 and 2003, respectively.

The expected long-term rate of return for the plan's total assets is based on the expected return of asset categories identified below, weighted based on the target allocations for each class. Equity funds are expected to return 8% to 10% over the long-term and bond funds and short-term money markets are expected to return between 4% and 6%.

                                                            ($000 omitted)
Components of net periodic benefit cost                2004      2003      2002
---------------------------------------------------   -----     -----     -----
Service cost                                          $ 481     $ 444     $ 356
Interest cost                                           303       266       246
Expected return on plan assets                         (288)     (211)     (244)
Amortization of prior service cost                      (84)      (84)      (84)
Amortization of net actuarial loss                      141       172       122
Recognized transition amount                             (1)       (5)       (5)
                                                      -----     -----     -----
Net periodic benefit cost                             $ 552     $ 582     $ 391
                                                      =====     =====     =====

Assumptions used to determine benefit
  obligations and benefit cost
  as of and for the years ending December 31,          2004      2003      2002
---------------------------------------------------   -----     -----     -----
Discount rate:
  Benefit obligation                                   6.00%     6.25%     6.25%
  Benefit cost                                         6.25      6.25      6.25
Long-term rate of return on plan assets                8.00      8.00      8.50
Rate of compensation increase                          3.50      4.00      4.00

At December 31, 2004 and 2003, the comprehensive loss for the unfunded pension accumulated benefit obligation was $673,000 and $721,000, net of taxes, respectively. While the Company continues to contribute the maximum amount permitted by law to its pension plan, the discount rate used to calculate the future value of such contribution and the poor asset performance of the mutual funds has resulted in the unfunded pension accumulated benefit obligation.

The Company's pension plan actual asset allocations by asset category are as follows:

                                                Plan Assets at December 31,
                                        ---------------------------------------
                                          2004            2003             2002
                                        ---------------------------------------
Asset Category
Mutual funds:
  Bond funds                             32.6%            32.3%            45.1%
  Equity securities                      43.6             43.9             50.8
  Real estate funds                       9.4              8.8                -
  Short-term money market                14.4             15.0              4.1
                                        -----            -----            -----
Total                                   100.0%           100.0%           100.0%
                                        =====            =====            =====

The investment policy, as established by the Company, is to provide for a moderate growth of capital with a moderate level of volatility by investing assets per the target allocations as follows:

                                                 2004        2003         2002
------------------------------------------------------------------------------
Asset Category
Mutual funds:
  Bond funds                                    40-60%        40.0%       45.0%
  Equity securities                             30-50         50.0        55.0
  Real estate funds                              0-15         10.0         --

The assets will be re-allocated quarterly to meet the above target allocations. The investment policy is reviewed on an annual basis, under the advisement of our certified investment advisor, to determine if the policy should be changed.

The plan assets do not include any Company common stock at December 31, 2004 and 2003.

The Company expects to contribute $745,000 to its pension plan in 2005.

Estimated future benefit payments, which reflect future service, as appropriate, are as follows for the years ended December 31:

                                                          ($000 Omitted)
2005                                                         $  115
2006                                                            153
2007                                                            165
2008                                                            195
2009                                                            234
2010-2014                                                     1,861

401(k) Plan

The Company offers a contributory 401(k) Plan. Under the Northway Financial, Inc. 401(k) and Profit Sharing Plan (the "401K Plan") employees must have attained age 21, completed six months of service and be credited with 1,000 hours of service in order to participate. Employees of the Company are eligible to participate. Under the 401K Plan, employers match 50 percent of the first 4 percent of employee contributions. Total 401(k) matching expense in 2004, 2003 and 2002 amounted to $143,000, $130,000 and $120,000, respectively, and Profit Sharing contribution expense for 2004, 2003, and 2002 was $38,000, $0, and $0, respectively.

Supplemental Executive Retirement Plan (SERP)

Effective May 29, 2003, the existing Executive Life program sponsored by the Company was terminated and replaced with a SERP. The existing Split Dollar Life Insurance policy designed to support the Executive Life program is now fully owned by Northway. This policy will be maintained by Northway and is used as the benchmark for the SERP.

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

A summary of the status of the Company's 1999 Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

                                           2004                   2003                   2002
                                   -----------------------    -----------------      -------------------
                                                  Weighted             Weighted                 Weighted
                                                   Average              Average                  Average
                                                  Exercise             Exercise                 Exercise
                                    Shares         Price      Shares    Price        Shares      Price
                                   ------         --------    ------   --------       ------    -------
Outstanding, beginning of year     42,000         $  24.93    42,000   $  24.93       49,500    $ 24.91
Granted                              --               --        --           --         --           --
Exercised                          (4,000)           24.64      --           --       (5,250)     25.70
Forfeited                            --                         --           --       (2,250)     22.63
Outstanding, end of year           38,000         $  24.96    42,000   $  24.93       42,000    $ 24.93
                                   ======                     ======                  ======
Options exercisable at year-end    38,000                     42,000                  36,000

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

                Options Outstanding                   Options Exercisable
        ------------------------------------       -------------------------
                                   Weighted
        Weighted       Number       Average           Number        Weighted
        Average     Outstanding   Remaining        Exercisable       Average
        Exercise       as of     Contractual         as of          Exercise
         Price        12/31/04      Life            12/31/04          Price
        --------   -----------   -----------       -----------      --------
        $28.00         16,500    4.50 years          16,500          $28.00
         22.63         21,500    5.63 years          21,500           22.63
                       ------                        -----
        $24.96         38,000    5.14 years          38,000          $24.96
                       ======                        =====

Change in Control

The Company and its subsidiaries have entered into Key Employee agreements with the specific Executive Officers as well as other Senior Officers of the Company. These agreements provide for payments, under certain circumstances, to the officer upon the officer's termination after a change in control. Payments will be made under these agreements upon the officer's termination or resignation in connection with certain specified actions adverse to the officer's employment status after a change in control. The amount of such payments ranges from 1.0 to 1.5 times such officer's annual compensation.

           NOTE 15 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance sheet credit risk at December 31, are as follows:

                                                               ($000 Omitted)
                                                              2004      2003
                                                           -------    --------
Financial instrument whose contract amounts represent
  credit risk:
    Unadvanced portions of home equity loans               $17,748    $13,798
    Unadvanced portions of lines of credit                   9,216     10,535
    Unadvanced portions of commercial real estate loans      1,888     2, 202
    Commitments to originate all other loans                15,952     18,391
     Commitments to originate municipal notes                2,995         --
     Standby letters of credit                                 400        350

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. As of December 31, 2004 and 2003, the maximum potential amount of the Company's obligation was $400,000 and $350,000, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

                  NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using discounted cash flow analysis or the estimated fair value of the underlying collateral where applicable.

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

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date. See Note 15 for further information.

The estimated fair values of the Company's financial instruments are as follows:

                                                   ($000 Omitted)
                                                   December 31,
                                   ---------------------------------------------
                                             2004                 2003
                                   ---------------------   ---------------------
                                              Estimated                Estimated
                                   Carrying     Fair       Carrying      Fair
                                    Amount      Value       Amount      Value
                                  ---------   --------    ---------     --------
Financial assets:
  Cash and cash equivalents        $ 24,769    $ 24,769    $ 31,085     $ 31,085
  Securities available-for-sale     101,133     101,133      68,082       68,082
  FHLB stock                          5,515       5,515       4,705        4,705
  FRB stock                             365         365         365          365
  Loans held-for-sale                   311         314         511          519
  Loans, net                        469,502     466,679     468,583      472,340
  Accrued interest receivable         2,405       2,405      2, 590       2, 590

Financial liabilities:
  Deposits                         $475,359    $475,952    $463,307     $464,605
  Short-term borrowings              11,268      11,268       7,401        7,401
  Long-term debt                     78,000      78,494      67,000       68,961
  Junior subordinated debentures     20,620      21,270      20,620       21,083

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions except that accrued interest receivable is included with other assets in the statements and junior subordinated debentures is included with long-term debt in the statements.

At December 31, 2004 and 2003, all the Company's financial instruments were held for purposes other than trading.

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

                       NOTE 17 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

Condensed financial statements of Northway Financial, Inc. (Parent Company only) as of December 31, 2004 and 2003 and for the three years ended December 31, 2004 follow:

BALANCE SHEETS

                                                              ($000 Omitted)
                                                            2004          2003
                                                           -------      -------
Assets
Cash and cash equivalents                                  $ 3,843      $ 3,525
Investment in subsidiary, The Berlin City Bank              37,107       35,991
Investment in subsidiary, The Pemigewasset National
  Bank of Plymouth, New Hampshire                           24,154       24,277
Investment in unconsolidated subsidiary,
  Northway Capital Trust I & II                                620          620
Equipment, net                                               2,058        1,792
Due from subsidiaries                                          808          978
Other assets                                                 4,117        3,400
                                                           -------      -------
   Total assets                                            $72,707      $70,583
                                                           =======      =======

Liabilities and stockholders' equity
Accrued expenses                                           $   571      $   480
Other liabilities                                            2,006        1,611
 Junior subordinated debentures                             20,620       20,620
                                                           -------      -------
    Total liabilities                                       23,197       22,711
                                                           -------      -------
Stockholders' equity:
 Common stock                                                1,732        1,732
 Additional paid-in-capital                                  2,075        2,088
 Retained earnings                                          52,484       50,116
 Treasury stock                                             (6,090)      (6,213)
 Accumulated other comprehensive (loss) income                (691)         149
                                                           -------      -------
    Total stockholders' equity                              49,510       47,872
                                                           -------      -------
    Total liabilities and stockholders' equity             $72,707      $70,583
                                                           =======      =======

STATEMENTS OF INCOME
                                                                                                     ($000 Omitted)
                                                                                            2004          2003      2002
                                                                                       ---------      --------   ----------
Income:
Dividends from subsidiaries                                                              $  2,030       $1,820       $1,520
Interest income                                                                                48           54          104
Management fee income from subsidiaries                                                     9,576        9,112        6,710
Other                                                                                         178           57           20
                                                                                         --------      -------     --------
                                                                                           11,832       11,043        8,354
                                                                                         --------      -------     --------

Expense:
Interest expense                                                                            1,079        1,036          665
Salaries and employee benefits                                                              5,639        5,130        3,848
Office occupancy and equipment expense                                                      1,204        1,223          905
Professional fees                                                                             925          933          683
Other                                                                                       1,825        1,830        1,415
                                                                                         --------      -------     --------
                                                                                           10,672       10,152        7,516
                                                                                         --------      -------     --------
Income before income tax benefit and
  equity in undistributed net income of
  subsidiaries                                                                              1,160          891          838
Income tax benefit                                                                           (345)        (316)        (232)
                                                                                         --------      -------     --------
Income before equity in undistributed net
  income of subsidiaries                                                                    1,505        1,207        1,070
Equity in undistributed net income of subsidiaries                                          1,883        2,410        1,528
                                                                                         --------      -------     --------
  Net income                                                                             $  3,388      $ 3,617     $  2,598
                                                                                         ========      =======     ========

STATEMENTS OF CASH FLOWS
                                                                                                     ($000 Omitted)
                                                                                             2004         2003         2002
                                                                                         --------      -------     --------
Cash flows from operating activities:
 Net income                                                                              $  3,388      $ 3,617     $  2,598
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                                              603          467          289
   Decrease (increase) in amount due from subsidiaries                                        170         (463)         (73)
   Increase in other assets                                                                  (316)      (1,271)        (493)
   Increase in accrued expenses and other liabilities                                         535          662          314
   Loss on disposal of assets                                                                   -           27            -
   Undistributed net income of subsidiaries                                                (1,883)      (2,410)      (1,528)
                                                                                         --------      -------     --------
     Net cash provided by operating activities                                              2,497          629        1,107
                                                                                         --------      -------     --------
Cash flows from investing activities:
  Capital contributions to subsidiaries:
    The Berlin City Bank                                                                        -       (1,000)      (3,000)
    Pemigewasset National Bank                                                                  -            -       (9,500)
  Additions to premises and equipment                                                        (869)        (466)      (1,362)
  Purchase of company owned life insurance                                                   (400)        (800)           -
                                                                                         --------      -------     --------
     Net cash used in investing activities                                                 (1,269)      (2,266)     (13,862)
                                                                                         --------      -------     --------
Cash flows from financing activities:
   Proceeds from issuance of junior
     subordinated debentures by subsidiaries                                                    -            -       20,000
   Exercise of stock options                                                                  110            -          140
   Purchases of treasury stock                                                                  -         (502)           -
   Dividends paid                                                                          (1,020)      (1,024)      (1,030)
                                                                                          -------    ---------      -------
     Net cash (used in) provided by financing activities                                     (910)      (1,526)      19,110
                                                                                         --------      -------     --------

Net (decrease) increase in cash and cash equivalents                                          318       (3,163)       6,355
Cash and cash equivalents at beginning of year                                              3,525        6,688          333
                                                                                         --------      -------     --------
Cash and cash equivalents at end of year                                                 $  3,843      $ 3,525     $  6,688
                                                                                         ========      =======     ========

                                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2004 and 2003 follows:
                                                                                 ($000 Omitted, except earnings per share)

                                                                                             2004 Quarters Ended
                                                                                 ------------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------
Interest and dividend income                                                     $7,371      $7,571      $7,595      $7,740
Interest expense                                                                  1,827       1,873       1,867       1,864
                                                                                 ------      ------     -------      ------
  Net interest and dividend income                                                5,544       5,698       5,728       5,876
Provision for loan losses                                                           150         120         120         105
Noninterest income                                                                1,296       1,264       1,443       1,094
Noninterest expense                                                               5,608       5,702       5,567       5,517
                                                                                 ------      ------     -------      ------
  Income before taxes                                                             1,082       1,140       1,484       1,348
Income tax expense                                                                  353         392         507         414
                                                                                 ------      ------     -------      ------
  Net income                                                                     $  729      $  748      $  977      $  934
                                                                                 ======      ======      ======      ======

Basic earnings per common share                                                  $ 0.49      $ 0.50      $ 0.65      $ 0.62
                                                                                 ======      ======      ======      ======
Earnings per common share assuming dilution                                      $ 0.49      $ 0.49      $ 0.64      $ 0.62
                                                                                 ======      ======      ======      ======

                                                                                           2003 Quarters Ended
                                                                                 ------------------------------------------
                                                                                 Mar 31      Jun 30      Sep 30      Dec 31
                                                                                 ------      ------      ------      ------
Interest and dividend income                                                     $7,999      $8,203      $7,713      $7,592
Interest expense                                                                  2,199       2,218       2,084       1,956
                                                                                 ------      ------      ------      ------
  Net interest and dividend income                                                5,800       5,985       5,629       5,636
Provision for loan losses                                                           225         220         210         150
Noninterest income                                                                1,050         946       1,765       1,614
Noninterest expense                                                               5,347       5,423       5,648       5,718
                                                                                 ------      ------      ------      ------
  Income before taxes                                                             1,278       1,288       1,536       1,382
Income tax expense                                                                  467         464         558         378
                                                                                 ------      ------      ------      ------
  Net income                                                                     $  811      $  824      $  978      $1,004
                                                                                 ======      ======      ======      ======

Basic earnings per common share                                                  $ 0.54      $ 0.55      $ 0.65      $ 0.66
                                                                                 ======      ======      ======      ======
Earnings per common share assuming dilution                                      $ 0.54      $ 0.54      $ 0.65      $ 0.66
                                                                                 ======      ======      ======      ======

                     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shatswell, MacLeod & Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

We have audited the accompanying consolidated balance sheets of Northway Financial, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ SHATSWELL, MacLEOD & COMPANY, P.C.

                                             SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 21, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company's internal control over financial reporting during the fourth quarter 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information set forth under the captions "Information Concerning Directors and Nominees," "Executive Officers" and "Audit and Compliance Committee" in the Company's definitive proxy statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

Furthermore, the Company has adopted a code of ethics that applies to all of its directors, officers and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.northwayfinancialinc.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be delivered in connection with its 2005 Annual Meeting of Stockholders, provided however, that the "Report of the Human Resources, Compensation and Nominating Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Management and Principal Stockholders," "Information Concerning Directors and Nominees" and "Equity Compensation Plan Information" in the Company's definitive proxy statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption "Fees Paid to Independent Auditors" in the Company's definitive proxy statement to be delivered in connection with its 2005 Annual Meeting of Stockholders.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated by reference from
       Item 8 hereof:
           Auditor's Independent Report
           Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the years ended December 31,
             2004 and 2003
           Consolidated Statements of Changes in Stockholders Equity for the
             years ended December 31, 2004, 2003, 2002 and 2001
           Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
           Consolidated Statements of Cash Flows for the years ended
             December 31, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules:
               None

   (3) The Exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index. The Exhibit Index is incorporated herein by reference.

(b) See Item 15(a)(3) above

(c) See Item 8 of this Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHWAY FINANCIAL, INC.

     March 23, 2005                         BY: /S/ William J. Woodward
                                            -----------------------------------
                                            William J. Woodward
                                            Chairman of the Board, President &
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                    Title                  Date
    ---------                                    -----                  ----

                                    Chairman of the Board,        March 23, 2005
                                    President and CEO (Principal
/S/ William J. Woodward             Executive Officer)
---------------------------
William J. Woodward

                                    Senior Vice President and     March 23, 2005
                                    Chief Financial Officer
                                    (Principal Financial
/S/ Richard P. Orsillo              and Accounting Officer)
---------------------------
Richard P. Orsillo


/S/ Fletcher W. Adams               Vice Chairman of the Board    March 29, 2005
---------------------------
Fletcher W. Adams


/S/ John H. Noyes                   Director                      March 29, 2005
---------------------------
John H. Noyes


/S/ Barry J. Kelley                 Director                      March 23, 2005
---------------------------
Barry J. Kelley


/S/ Randall G. Labnon               Director                      March 29, 2005
---------------------------
Randall G. Labnon


/S/ Stephen G. Boucher              Director                      March 29, 2005
---------------------------
Stephen G. Boucher


/S/ Brien L. Ward                   Director                      March 23, 2005
---------------------------
Brien L. Ward


/S/ Arnold P. Hanson,  Jr.          Director                      March 23, 2005
---------------------------
Arnold P. Hanson, Jr.


/S/ Frederick C. Anderson           Director                      March 23, 2005
---------------------------
Frederick C. Anderson

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

     10.8         Supplemental Executive Retirement Plan.

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