Form 10-Q
period 2005-03-31
NORTHWAY FINANCIAL INC
filed 2005-05-11
CIK 1041753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 2005

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At April 22, 2005, there were 1,507,574 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1.
    Financial Statements

    Condensed Consolidated Balance Sheets at March 31, 2005
    (Unaudited) and December 31, 2004.........................................3

    Condensed Consolidated Statements of Income for the Three Months
    Ended March 31, 2005 and 2004 (Unaudited).................................4

    Condensed Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 2005 and 2004 (Unaudited).................................5

    Notes to Condensed Consolidated Financial Statements (Unaudited)..........6

Item 2.
    Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................10

Item 3.
    Quantitative and Qualitative Disclosures About Market Risk...............13

Item 4.
    Controls and Procedures..................................................14

PART II. OTHER INFORMATION

Item 1.
    Legal Proceedings........................................................15

Item 2.
    Unregistered Sales of Equity Securities and Use of Proceeds..............15

Item 3.
    Defaults Upon Senior Securities..........................................15

Item 4.
    Submission of Matters to a Vote of Security Holders......................15

Item 5.
    Other Information........................................................15

Item 6.
    Exhibits ................................................................15

Signatures...................................................................17

PART 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements.

                            NORTHWAY FINANCIAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        Mar. 31,       Dec. 31,
(Dollars in thousands)                                                                    2005           2004
----------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                                      12,036       $ 13,794
Federal funds sold                                                                              -         10,975
Securities available-for-sale                                                             100,227        101,133
Federal Home Loan Bank stock                                                                5,515          5,515
Federal Reserve Bank stock                                                                    365            365
Loans held-for-sale                                                                           680            311

Loans, net before allowance for loan losses                                               464,991        474,706
   Less: allowance for loan losses                                                          5,312          5,204
                                                                                         -----------------------
   Loans, net                                                                             459,679        469,502
                                                                                         -----------------------

Premises and equipment, net                                                                13,605         13,701
Other real estate owned                                                                        10              -
Core deposit intangible                                                                     2,711          2,949
Goodwill                                                                                   10,152         10,152
Other assets                                                                               10,942         10,021
                                                                                         -----------------------
      Total assets                                                                       $615,922       $638,418
                                                                                         =======================

Liabilities and stockholders' equity:
Liabilities
   Interest bearing deposits                                                             $373,074       $396,690
   Noninterest bearing deposits                                                            71,774         78,669
   Short-term borrowings                                                                   20,994         11,268
   Long-term debt                                                                          96,620         98,620
   Other liabilities                                                                        4,205          3,661
                                                                                         -----------------------
      Total liabilities                                                                   566,667        588,908
                                                                                         -----------------------
 Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                   -              -
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at March 31, 2005 and December 31, 2004 and 1,507,574 outstanding
     at March 31, 2005 and 1,503,574 outstanding at December 31, 2004                       1,732          1,732
   Surplus                                                                                  2,064          2,075
   Retained earnings                                                                       53,051         52,484
   Treasury stock, at cost (224,395 shares at March 31, 2005 and 228,395 shares at
      December 31, 2004)                                                                   (5,968)        (6,090)
   Accumulated other comprehensive loss, net of tax                                        (1,624)          (691)
                                                                                         -----------------------
      Total stockholders' equity                                                           49,255         49,510
                                                                                         -----------------------
      Total liabilities and stockholders' equity                                         $615,922       $638,418
                                                                                         =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months
                                                          Ended Mar. 31,
(Dollars in thousands, except per share data)            2005          2004
------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                               $    6,705    $    6,625
  Interest on debt securities:
      Taxable                                              1,009           643
      Tax-exempt                                              30            31
  Dividends                                                   73            47
  Federal funds sold                                          16            25
                                                      ------------------------
      Total interest and dividend income                   7,833         7,371
                                                      ------------------------
Interest expense:
  Deposits                                                   811           812
  Borrowed funds                                           1,085         1,015
                                                      ------------------------
       Total interest expense                              1,896         1,827
                                                      ------------------------
       Net interest and dividend income                    5,937         5,544
Provision for loan losses                                     75           150
                                                      ------------------------
       Net interest and dividend income after
           provision for loan losses                       5,862         5,394
                                                      ------------------------
Noninterest income:
 Service charges and fees on deposit accounts                540           445
 Securities gains, net                                        71           459
 Gain on sales of loans, net                                  49            39
 Other                                                       327           353
                                                      ------------------------
        Total noninterest income                             987         1,296
                                                      ------------------------
Noninterest expense:
  Salaries and employee benefits                           2,883         3,000
  Office occupancy and equipment                             972           962
  Amortization of core deposit intangible                    238           238
  Other                                                    1,519         1,408
                                                      ------------------------
      Total noninterest expense                            5,612         5,608
                                                      ------------------------
      Income before income tax expense                     1,237         1,082
Income tax expense                                           414           353
                                                      ------------------------
      Net income                                      $      823    $      729
                                                      ========================
        Comprehensive net (loss) income               $     (110)   $      743
                                                      ========================
Per share data:
     Basic earnings per common share                  $     0.55    $     0.49
     Earnings per common share assuming dilution      $     0.54    $     0.49
     Cash dividends declared                          $     0.17    $     0.17
Weighted average number of common shares               1,504,018     1,499,574


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                 Ended Mar. 31,
(Dollars in thousands)                                                                           2005       2004
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                              $    823   $    729
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                   75        150
       Depreciation and amortization                                                              582        601
       Gains on sales of securities available-for-sale, net                                       (71)      (459)
       Loss on sale, disposal and write-down of premises and equipment                              1          -
       Amortization of premiums and accretion of discounts on securities, net                      13         36
       Decrease in unearned income, net                                                           (59)       (65)
       Amortization of discount on loans acquired                                                  37         26
       Loss on sales of other real estate owned and other personal property, net                    -          2
       (Increase) decrease in loans held-for-sale                                                (369)       116
       Net change in other assets and other liabilities                                           357      1,049
                                                                                             -------------------
        Net cash provided by operating activities                                               1,389      2,185
                                                                                             -------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                       1,848      5,854
     Proceeds from maturities of securities available-for-sale                                  2,049      6,955
     Purchases of securities available-for-sale                                                (4,477)    (5,339)
     Purchases of Federal Home Loan Bank stock                                                      -       (150)
     Loan originations and principal collections, net                                           9,409     (6,491)
     Recoveries of previously charged-off loans                                                   124         65
     Proceeds from sales of and payments received on other personal property                      104        145
     Additions to premises and equipment                                                         (249)      (314)
                                                                                             -------------------
        Net cash provided by investing activities                                               8,808        725
                                                                                             -------------------
Cash flows from financing activities:
     Net decrease in deposits                                                                 (30,511)   (12,939)
     Net increase in overnight FHLB Advances                                                   11,475         95
     Net decrease in securities sold under agreements to repurchase                            (1,749)      (295)
     Advances from FHLB                                                                             -     20,000
     Repayment of FHLB Advances                                                                (2,000)         -
     Exercise of stock options, net of tax benefit                                                111          -
     Cash dividends paid                                                                         (256)      (255)
                                                                                             -------------------
        Net cash (used in) provided by financing activities                                   (22,930)     6,606
                                                                                             -------------------
Net (decrease) increase in cash and cash equivalents                                          (12,733)     9,516
     Cash and cash equivalents at beginning of period                                          24,769     31,085
                                                                                             -------------------
     Cash and cash equivalents at end of period                                               $12,036   $ 40,601
                                                                                             ===================

Supplemental disclosure of cash flows:
     Interest paid                                                                           $  1,731   $  1,848
                                                                                             ===================

     Taxes paid                                                                              $      -   $    100
                                                                                             ===================

     Loans transferred to other real estate owned                                            $     10   $      -
                                                                                             ===================

     Loans transferred to other personal property                                            $    226   $    159
                                                                                             ===================

     Amount due to broker for pending securities purchases                                   $      -    $10,082
                                                                                             ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

1. Basis of Presentation

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

         The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2. Stock-Based Compensation

         As of March 31, 2005, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS 123R"), Share Based Payment, to stock-based employee compensation.

                                                                                  ($000 Omitted, except per share data)
                                                                                                 Three Months
                                                                                                Ended Mar. 31,
                                                                                               2005         2004
                                                                                              -----        -----
Net income                                                       As reported                   $823         $729
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                              -            -
                                                                                              -----        -----
                                                                 Pro forma                    $ 823        $ 729
                                                                                              =====        =====

Earnings per common share                                        As reported                  $0.55        $0.49
                                                                 Pro forma                    $0.55        $0.49

Earnings per common share (assuming dilution)                    As reported                  $0.54        $0.49
                                                                 Pro forma                    $0.54        $0.49

3. Impact of New Accounting Standards.

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However since the issuance of SFAS 123R the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

4. Pension Benefits.

     The following summarizes the net periodic benefit cost for the three months ended March 31:

                                                          2005       2004
                                                          ----       ----
Service cost                                              $134       $118
Interest cost                                               86         76
Expected return on plan assets                             (91)       (72)
Amortization of prior service cost                         (21)       (21)
Recognized net actuarial loss                               34         41
Amortization of transition asset                             -          -
Special recognition of prior service costs                   -          -
                                                          ----       ----
   Net periodic benefit cost                              $142       $142
                                                          ====       ====

         The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected pension plan contributions to be $745,000 in 2005. During the first quarter 2005, the Company contributed $295,000 to the pension plan and anticipates contributing an additional $450,000 on or about December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------------------

         The following discussion and analysis and the related condensed consolidated financial statements relate to the Company.

Forward-Looking Statements

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations regarding the impact on net income of withdrawing from the indirect automobile lending line of business, projections of revenue, income or loss, expectations for impact of new products on noninterest income and expense, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2004, and in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

         The Company's total assets at March 31, 2005 were $615,922,000 compared to $638,418,000 at December 31, 2004, a decrease of $22,496,000. Net loans, including loans held-for-sale, decreased $9,454,000 to $460,359,000. This was due primarily to a decrease in indirect consumer loans, the result of our decision to exit this line of business effective during the third quarter of 2004. The decrease in indirect consumer loans was partially offset by increases in both residential mortgage loans and direct consumer loans. Cash and cash equivalents decreased $12,733,000 to $12,036,000 compared to $24,769,000 at December 31, 2004, due primarily to a decrease in federal funds sold.

         Deposits decreased $30,511,000 to $444,848,000 from $475,359,000 at
December 31, 2004 due to a decrease in all deposit categories except savings deposits. Some of this decrease is attributable to short-term deposits held by municipal depositors at year-end that were withdrawn during the first quarter of 2005. Short-term borrowings increased $9,726,000 due to an increase in overnight FHLB advances. Long-term Federal Home Loan Bank advances decreased $2,000,000 to $76,000,000 from $78,000,000 at December 31, 2004 due to the maturity of one advance. Total stockholders' equity decreased $255,000 to $49,255,000 at March 31, 2005 from $49,510,000 at December 31, 2004 due primarily to the recording of an additional comprehensive loss associated with securities available-for-sale of $933,000 as well as dividends paid of $256,000 which were partially offset by net income of $823,000.

         The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. At March 31, 2005 the allowance for loan losses was $5,312,000, or 1.14% of total loans, compared to $5,204,000, or 1.10% of total loans at December 31, 2004. The allowance for loan losses is based on an evaluation by each bank's management and Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors. The composition of the allowance for loan losses for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                      Three Months
                                                     Ended Mar. 31,
(Dollars in thousands)                              2005        2004
---------------------------------------------------------------------

Balance at beginning of period                     $5,204      $5,036
                                                   ------------------
Charge-offs                                           (91)       (194)
Recoveries                                            124          65
                                                   ------------------
Net charge-offs                                        33        (129)
Provision for loan losses                              75         150
                                                   ------------------
Balance at end of period                           $5,312      $5,057
                                                   ==================

         Nonperforming loans totaled $2,981,000 as of March 31, 2005, compared to $2,867,000 at December 31, 2004. The ratio of nonperforming loans to loans net of unearned income was 0.64% as of March 31, 2005 compared to 0.60% at December 31, 2004. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,197,000 as of March 31, 2005, compared to $2,949,000 at December 31, 2004. The ratio of nonperforming assets to total assets was 0.52% as of March 31, 2005 compared to 0.46% at December 31, 2004.


Results of Operations

         The Company reported net income of $823,000, or $0.55 per common share, for the three months ended March 31, 2005, compared to $729,000, or $0.49 per common share, for the three months ended March 31, 2004, an increase of $94,000, or 12.9%.

         Net interest and dividend income for the first quarter increased $393,000, or 7.1%, to $5,937,000 compared to $5,544,000 for the first quarter of 2004. This was the result of an increase of 12 basis points in the net interest margin as well as a $23,119,000 increase in average earning assets. These improvements were due in part to the fact that during the second quarter of 2004, the Company deployed a leverage strategy which resulted in an increase in mortgage backed securities of $20,000,000, which was funded by intermediate term FHLB advances at an attractive spread. Further, amortization from the indirect automobile line of business was redeployed into higher yielding residential mortgage loans and commercial loans.

         The provision for loan losses decreased $75,000 to $75,000 for the first quarter of 2005 compared to $150,000 for the first quarter of 2004. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

         Noninterest income decreased $309,000 to $987,000 in the first quarter of 2005 compared to $1,296,000 in the first quarter of 2004 due primarily to a decrease in net securities gains. Net securities gains decreased $388,000 to $71,000 in the first quarter of 2005 compared to $459,000 for the same period last year. During 2004, the Company recorded securities gains as the result of the sale of corporate bonds and equity securities. Service charges and fees on deposit accounts increased $95,000 due principally to increases in overdraft fee income. Other noninterest income decreased $26,000 due to the recording of a loss on the cash surrender value of life insurance of $39,000 compared to a gain of $49,000 for the same period last year. This was partially offset by an increase in the commission on alternative investment products of $60,000 and an increase in debit card income of $39,000 compared to a year ago.

          Noninterest expense increased $4,000 to $5,612,000 for the quarter ended March 31, 2005, compared to the $5,608,000 recorded during the same period last year. Included in noninterest expense for the first quarter of 2005 is approximately $150,000 of one-time expenses associated with moving the Company's proof and item processing and data processing to the Berlin facility. This move will streamline back room operations. Salaries and employee benefits decreased $117,000 to $2,883,000 for the first quarter of 2005 compared to $3,000,000 for the first quarter 2004. Salaries and employee benefits for 2005 include $87,000 of one-time expenses resulting from separation expenses associated with relocation of proof operations and data processing from West Plymouth to Berlin. Excluding these one-time expenses, salaries and benefits have decreased $204,000 compared to the same period last year. This decrease was due primarily to three factors: i) a decrease in salaries expense and the related payroll taxes and benefits, ii) a decrease in the expense relating to the liability of deferred compensation on a Supplemental Employee Retirement Plan, and iii) an increase in deferred loan origination costs related to FAS 91, which has the effect of reducing salary expense. Other noninterest expense increased $111,000 over the prior year due in large part to the one-time expenses associated with moving proof and item processing and data processing.

Comprehensive Loss

         The Company reported a comprehensive net loss of $110,000 for the quarter ended March 31, 2005 compared to a comprehensive net income of $743,000 for the quarter ended March 31, 2004. Comprehensive income includes net income plus or minus other items required to be reported directly in the equity section of the balance sheet without having been recognized in the determination of net income. These other components include the unrealized holding gains and losses on available-for-sale securities and any adjustments recognized in accordance with the Company's accounting for pensions as an additional liability not yet recognized as net periodic benefit costs.

         For the quarter ended March 31, 2005, the Company increased its unrealized loss on available-for-sale securities by $933,000, net of tax. When deducted from the quarterly net income of $823,000 the result is a comprehensive net loss of $110,000. For the quarter ended March 31, 2004, the Company had increased its unrealized gain on available-for-sale securities by $14,000. When added to net income of $729,000, the result was comprehensive net income of $743,000.

         The major factor contributing to the increase in the unrealized loss on available-for-sale securities for the quarter is the current interest rate environment, which resulted in the reduction of the valuation of the Company's bond portfolio. In accordance with FAS 115, the negative adjustment to comprehensive income of $933,000 is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs.

Income Tax Expense

         The Company recognized income tax expense of $414,000 and $353,000 for the three months ended March 31, 2005 and 2004, respectively. The effective tax rates were 33.5% and 32.6% for those respective periods.

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


Capital

         The Company's Tier 1 and Total Risk Based Capital ratios were 12.32% and 14.57%, respectively, at March 31, 2005. The Company's Tier 1 leverage ratio at March 31, 2005 was 8.72%. As of March 31, 2005, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Since December 31, 2004, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 24 and 25 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated by reference as Exhibit 19 of this report.

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

(b) Changes in internal controls.

         There were no changes in the Company's internal controls over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      10.7    Form of Key Employee Agreement (incorporated by reference to
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended 1999).

      10.8 Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

      11      Statement re Computation of per share earnings

      19 Company's quantitative and qualitative disclosure about market risk as discussed in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2004.

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

                                NORTHWAY FINANCIAL, INC.

         May 9, 2005            BY:/S/William J. Woodward
                                   ------------------------------------
                                   William J. Woodward
                                   President & CEO
                                   (Principal Executive Officer)

         May 9, 2005            BY:/S/Richard P. Orsillo
                                   ------------------------------------
                                   Richard P. Orsillo
                                   Senior Vice President & CFO
                                   (Principal Financial and Accounting
                                   Officer)

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

      10.7    Form of Key Employee Agreement (incorporated by reference to
              Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended 1999).

      10.8 Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

      11      Statement re Computation of per share earnings

      19 Company's quantitative and qualitative disclosure about market risk as discussed in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2004.

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