Form 10-Q
period 2005-06-30
NORTHWAY FINANCIAL INC
filed 2005-08-09
CIK 1041753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended June 30, 2005

    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                           to
                               -------------------------    -------------------

                        Commission File Number 000-23129

                            NORTHWAY FINANCIAL, INC
             (Exact name of registrant as specified in its charter)

                  New Hampshire                              04-3368579
                  -------------                              ----------
                  (State or other jurisdiction of            (I.R.S. Employer
                  incorporation or organization)             Identification No.)

                  9 Main Street
                  Berlin, New Hampshire                      03570
                  ---------------------                      -----
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At July 22, 2005, there were 1,505,574 shares of common stock outstanding, par value $1.00 per share.

                                     INDEX
                            NORTHWAY FINANCIAL, INC.

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1.
   Financial Statements

   Condensed Consolidated Balance Sheets at June 30, 2005
   (Unaudited) and December 31, 2004........................................   3

   Condensed Consolidated Statements of Income for the Three Months
   and Six Months Ended June 30, 2005 and 2004 (Unaudited)..................   4

   Condensed Consolidated Statements of Cash Flows for the Six Months
   Ended June 30, 2005 and 2004 (Unaudited).................................   5

   Notes to Condensed Consolidated Financial Statements (Unaudited).........   6

Item 2.
   Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................  10

Item 3.
   Quantitative and Qualitative Disclosures About Market Risk...............  14

Item 4.
   Controls and Procedures..................................................  15

PART II. OTHER INFORMATION

Item 1.
   Legal Proceedings........................................................  16

Item 2.
   Unregistered Sales of Equity Securities and Use of Proceeds..............  16

Item 3.
   Defaults Upon Senior Securities..........................................  16

Item 4.
   Submission of Matters to a Vote of Security Holders......................  16

Item 5.
   Other Information........................................................  16

Item 6.
   Exhibits ................................................................  16

Signatures..................................................................  18

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                             NORTHWAY FINANCIAL, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,       Dec. 31,
(Dollars in thousands)                                                                     2005           2004
----------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                                    $ 18,509       $ 13,794
Federal funds sold                                                                          7,055         10,975
Securities available-for-sale                                                             101,559        101,133
Federal Home Loan Bank stock                                                                5,541          5,515
Federal Reserve Bank stock                                                                    365            365
Loans held-for-sale                                                                           400            311

Loans, net before allowance for loan losses                                               464,811        474,706
   Less: allowance for loan losses                                                          5,278          5,204
                                                                                         -----------------------
   Loans, net                                                                             459,533        469,502
                                                                                         -----------------------

Premises and equipment, net                                                                13,475         13,701
Core deposit intangible                                                                     2,472          2,949
Goodwill                                                                                   10,152         10,152
Other assets                                                                               10,164         10,021
                                                                                         -----------------------
      Total assets                                                                       $629,225       $638,418
                                                                                         =======================

Liabilities and stockholders' equity:
Liabilities
   Interest bearing deposits                                                             $383,696       $396,690
   Noninterest bearing deposits                                                            78,341         78,669
   Short-term borrowings                                                                    7,187         11,268
   Long-term debt                                                                         105,620         98,620
   Other liabilities                                                                        4,026          3,661
                                                                                         -----------------------
      Total liabilities                                                                   578,870        588,908
                                                                                         -----------------------

Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued                   -              -
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at June 30, 2005 and December 31, 2004 and 1,505,574 outstanding
     at June 30, 2005 and 1,503,574 outstanding at December 31, 2004                        1,732          1,732
   Surplus                                                                                  2,064          2,075
   Retained earnings                                                                       53,684         52,484
   Treasury stock, at cost (226,395 shares at June 30, 2005 and 228,395 shares at
      December 31, 2004)                                                                   (6,033)        (6,090)
   Accumulated other comprehensive loss, net of tax                                        (1,092)          (691)
                                                                                         -----------------------
      Total stockholders' equity                                                           50,355         49,510
                                                                                         -----------------------
      Total liabilities and stockholders' equity                                         $629,225       $638,418
                                                                                         =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                                      Three Months             Six Months
                                                                     Ended June 30,           Ended June 30,

(Dollars in thousands, except per share data)                        2005        2004       2005          2004
--------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                             $6,628     $ 6,641      $13,333    $13,266
  Interest on debt securities:
      Taxable                                                          990         825        1,999      1,468
      Tax-exempt                                                        38          34           68         65
  Dividends                                                             78          58          151        105
  Federal funds sold                                                     7          13           23         38
  Interest bearing deposits                                              1           -            1          -
                                                                    ------------------      ------------------
      Total interest and dividend income                             7,742       7,571       15,575     14,942
                                                                    ------------------      ------------------

Interest expense:
  Deposits                                                             853         743        1,664      1,555
  Borrowed funds                                                     1,215       1,130        2,300      2,145
                                                                    ------------------      ------------------
       Total interest expense                                        2,068       1,873        3,964      3,700
                                                                    ------------------      ------------------

       Net interest and dividend income                              5,674       5,698       11,611     11,242
Provision for loan losses                                             -            120           75        270
                                                                    ------------------      ------------------
       Net interest and dividend income after
           provision for loan losses                                 5,674       5,578       11,536     10,972
                                                                    ------------------      ------------------

Noninterest income:
 Service charges and fees on deposit accounts                          625         607        1,165      1,052
 Securities gains, net                                                  98         261          169        720
 Gain on sales of loans, net                                            53          44          102         83
 Other                                                                 519         352          846        705
                                                                    ------------------      ------------------
        Total noninterest income                                     1,295       1,264        2,282      2,560
                                                                    ------------------      ------------------

Noninterest expense:
  Salaries and employee benefits                                     2,896       3,087        5,779      6,087
  Office occupancy and equipment                                       957         888        1,929      1,850
  Amortization of core deposit intangible                              239         239          477        477
  Other                                                              1,660       1,488        3,179      2,896
                                                                    ------------------      ------------------
      Total noninterest expense                                      5,752       5,702       11,364     11,310
                                                                    ------------------      ------------------

      Income before income tax expense                               1,217       1,140        2,454      2,222
Income tax expense                                                     313         392          727        745
                                                                    ------------------      ------------------

      Net income                                                    $  904     $   748      $ 1,727    $ 1,477
                                                                    ==================      ==================

        Comprehensive net income (loss)                             $1,436     $(1,023)     $ 1,326    $  (280)
                                                                    ==================      ==================

Per share data:
     Basic earnings per common share                              $  0.60     $   0.50$        1.15    $  0.99
     Earnings per common share assuming dilution                  $  0.60     $   0.49$        1.14    $  0.98
     Cash dividends declared                                      $  0.18     $   0.17      $  0.35    $  0.34
Weighted average number of common shares                        1,507,069    1,499,574    1,505,552  1,499,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             NORTHWAY FINANCIAL, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                For the Six Months
                                                                                                  Ended June 30,
(Dollars in thousands)                                                                           2005       2004
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                              $  1,727   $  1,477
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                   75        270
       Depreciation and amortization                                                            1,154      1,189
       Gains on sales of securities available-for-sale, net                                      (169)      (720)
       Loss on sale, disposal and write-down of premises and equipment                              1          4
       Amortization of premiums and accretion of discounts on securities, net                      24         64
       Decrease in unearned income, net                                                          (175)      (176)
       Amortization of discount on loans acquired                                                  73         57
       Loss on sales of other real estate owned and other personal property, net                    -          3
       Increase in loans held-for-sale                                                            (89)      (333)
       Net change in other assets and other liabilities                                           564        939
                                                                                             -------------------
        Net cash provided by operating activities                                               3,185      2,774
                                                                                             -------------------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                       4,256     11,667
     Proceeds from maturities of securities available-for-sale                                  6,310     10,943
     Purchases of securities available-for-sale                                               (11,510)   (38,262)
     Purchases of Federal Home Loan Bank stock                                                    (26)      (810)
     Loan originations and principal collections, net                                           9,495    (25,663)
     Recoveries of previously charged-off loans                                                   185        103
     Proceeds from sales of and payments received on other real estate owned                       10          -
     Proceeds from sales of and payments received on other personal property                      226        364
     Additions to premises and equipment                                                         (452)    (1,385)
                                                                                             -------------------
        Net cash provided by (used by) investing activities                                     8,494    (43,043)
                                                                                             -------------------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                      (13,322)    10,351
     Advances from FHLB                                                                        13,000     20,000
     Repayment of FHLB Advances                                                                (6,000)    (4,000)
     Net increase in overnight FHLB Advances                                                        -      2,765
     Net decrease in securities sold under agreements to repurchase                            (4,081)       (47)
     Exercise of stock options, net of tax benefit                                                111          -
     Purchase of treasury stock                                                                   (65)         -
     Cash dividends paid                                                                         (527)      (509)
                                                                                             -------------------
        Net cash (used in) provided by financing activities                                   (10,884)    28,560
                                                                                             -------------------
Net increase (decrease) in cash and cash equivalents                                              795    (11,709)
     Cash and cash equivalents at beginning of period                                          24,769     31,085
                                                                                             -------------------
     Cash and cash equivalents at end of period                                              $ 25,564   $ 19,376
                                                                                             ===================

Supplemental disclosure of cash flows:
     Interest paid                                                                           $  3,917   $  3,815
                                                                                             ===================

     Taxes paid                                                                              $    447   $    900
                                                                                             ===================

     Loans transferred to other real estate owned                                            $     10   $     -
                                                                                             ===================

     Loans transferred to other personal property                                            $    305   $    318
                                                                                             ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2005
                                  (Unaudited)

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

     The results of operations for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2. Stock-Based Compensation

     As of June 30, 2005, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share Based Payment, to stock-based employee compensation.

                                                                                      ($000 Omitted, except per share data)
                                                                                      Three Months             Six Months
                                                                                     Ended June 30,         Ended June 30,
                                                                                    2005     2004          2005       2004
                                                                                 ------------------     -------------------
Net income                                                       As reported         $ 904      $ 748     $1,727     $1,477
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                                     -          -          -             -
                                                                                     -----      -----     ------     ------
                                                                 Pro forma           $ 904      $ 748     $1,727     $1,477
                                                                                     =====      =====     ======     ======

Earnings per common share                                        As reported         $0.60      $0.50     $ 1.15     $ 0.99
                                                                 Pro forma           $0.60      $0.50     $ 1.15     $ 0.99

Earnings per common share (assuming dilution)                    As reported         $0.60      $0.49     $ 1.14     $ 0.98
                                                                 Pro forma           $0.60      $0.49     $ 1.14     $ 0.98

3. Impact of New Accounting Standards.

     In January 2003, the Financial Accounting Standards Board ("the FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that approach, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company is required to apply FIN 46 (R) to all entities subject to it no later than the end of the first fiscal year or interim period ending after March 15, 2004. However, prior to the required application of FIN 46 (R) the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first reporting period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. SFAS No. 132 (revised 2003) requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of SFAS No. 132 (revised 2003) did not have a material impact on the Company's consolidated financial statements.

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

     In December 2004, the FASB issued SFAS No. 123R. SFAS No 123R revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R was effective for the Company as of the beginning of the first interim or annual reporting period that began after June 15, 2005. However, since the issuance of SFAS 123R, the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

4. Pension Benefits.

     The following summarizes the net periodic benefit cost for the three months and six months ended June 30:

                                                                                                  ($000 Omitted)
                                                           Three Months Ended                   Six Months Ended
                                                              June 30,                              June 30,
                                                       2005              2004              2005               2004
                                                       ----------------------              -----------------------
Service cost                                            $134             $118              $268             $236
Interest cost                                             86               76               172              152
Expected return on plan assets                           (91)             (72)             (182)            (144)
Amortization of prior service cost                       (21)             (21)              (42)             (42)
Recognized net actuarial loss                             34               32                68               73
Amortization of transition asset                           -                                  -                -
Special recognition of prior service costs                 -                -                 -                -
                                                        ----             ----              ----             ----
  Net periodic benefit cost                             $142             $133              $284             $275
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

Forward-Looking Statements

     Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words "expect," "believe," "estimate," "will" and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations regarding the impact on net income of merging the two banks, withdrawing from the indirect automobile lending line of business, projections of revenue, income or loss, expectations for impact of new products on noninterest income and expense, and plans related to products or services of the Company. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers' ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company's Annual Report on Form 10-K for the year ending December 31, 2004, and in the Company's other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Bank Consolidation

     On May 31, 2005, the Company announced the consolidation of its' two subsidiary banks, The Berlin City Bank and The Pemigewasset National Bank of Plymouth, New Hampshire, and a name change to Northway Bank. Both banks have been affiliated since the creation of Northway Financial, Inc. in 1997. They have been sharing technological resources, support functions, products and services, and administrative support. This consolidation will allow Northway Bank to provide a higher level of service to our customer base through our 20 banking offices spread throughout northern and central New Hampshire. We will continue to provide our customers with uninterrupted high quality service. The Merger, which is an internal corporate reorganization, is designed to strengthen the Registrant's and its subsidiaries' marketing initiatives under a unified name and logo and is also expected to result in cost savings through, for example, elimination of duplicative governmental filings and certain back-office expenses. The consolidation has been approved by the Federal Deposit Insurance Corporation and is expected to be consummated on or about October 1, 2005, subject to final approval by the New Hampahire Banking Department.

Financial Condition

     The Company's total assets at June 30, 2005 were $629,225,000 compared to $638,418,000 at December 31, 2004, a decrease of $9,193,000. Net loans, including loans held-for-sale, decreased $9,880,000 to $459,933,000. This was due primarily to a decrease in indirect consumer loans, the result of our decision to exit this line of business effective during the third quarter of 2004. The decrease in indirect consumer loans was partially offset by increases in residential mortgage loans, commercial real estate, commercial and direct consumer loans.

     Deposits decreased $13,322,000 to $462,037,000 from $475,359,000 at
December 31, 2004 due to a decrease in all deposit categories except time deposits. Short-term borrowings decreased $4,081,000 due to a decrease in securities sold under agreements to repurchase. Long-term Federal Home Loan Bank advances increased $7,000,000 to $85,000,000 from $78,000,000 at December 31, 2004 due to four new advances, totaling $13,000,000, during the year ranging in term from one to three years with an average interest rate of 3.05%, which was partially offset by the maturity of $6,000,000 in advances. Total stockholders' equity increased $845,000 to $50,355,000 at June 30, 2005 from $49,510,000 at December 31, 2004 due primarily to net income of $1,727,000 which was partially offset by the recording of an additional comprehensive loss associated with securities available-for-sale of $401,000 as well as dividends paid of $527,000.

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

     At June 30, 2005 the allowance for loan losses was $5,278,000, or 1.14% of total loans, compared to $5,204,000, or 1.10% of total loans at December 31, 2004. The composition of the allowance for loan losses for the three month and six month periods ended June 30, 2005 and 2004 is as follows:


Three Months                                                       Six Months
                                                                        Ended
June 30,                                                        Ended June 30,
(Dollars in thousands)                2005        2004         2005        2004
-------------------------------------------------------------------------------

Balance at beginning of period       $5,312      $5,057       $5,204     $5,036
                                     ------------------       -----------------
Charge-offs                             (95)       (162)        (186)      (356)
Recoveries                               61          38          185        103
                                     ------------------       -----------------
Net charge-offs                         (34)       (124)          (1)      (253)
Provision for loan losses                 -         120           75        270
                                     ------------------       -----------------
Balance at end of period             $5,278      $5,053       $5,278     $5,053
                                     ==================       =================

     Nonperforming loans totaled $3,163,000 as of June 30, 2005, compared to $2,867,000 at December 31, 2004. The ratio of nonperforming loans to loans net of unearned income was 0.68% as of June 30, 2005, compared to 0.60% at December 31, 2004. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,325,000 as of June 30, 2005, compared to $2,949,000 at December 31, 2004. The ratio of nonperforming assets to total assets was 0.53% as of June 30, 2005, compared to 0.46% at December 31, 2004.

Results of Operations

     The Company reported net income of $904,000, or $0.60 per common share (basic), for the three months ended June 30, 2005, compared to $748,000, or $0.50 per common share (basic), for the three months ended June 30, 2004, an increase of $156,000, or 21%. Net income for the six months ended June 30, 2005 was $1,727,000, or $1.15 per common share (basic), compared to $1,477,000, or $0.99 per common share (basic), for the six months ended June 30, 2004, an increase of $250,000, or 17%.

     Net interest and dividend income for the second quarter decreased $24,000 to $5,674,000 compared to $5,698,000 for the second quarter of 2004. Net interest and dividend income for the six months ended June 30, 2005 increased $369,000, or 3.3%, to $11,611,000 compared to $11,242,000 for the same period last year. The year-to-date increase was the result of an increase of 10 basis points in the net interest margin as well as a $6,507,000 increase in average earning assets. These improvements were due in part to the fact that during the second quarter of 2004, the Company deployed a leverage strategy which resulted in an increase in mortgage backed securities of $20,000,000, which was funded by intermediate term FHLB advances at an attractive spread. Further, amortization from the indirect automobile line of business was redeployed into higher yielding residential mortgage loans and commercial loans.

     There was no provision for loan losses for the second quarter of 2005, compared to $120,000 for the second quarter of last year. For the six months ended June 30, 2005, the provision for loan losses was $75,000, a decrease of $195,000 from the $270,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review includes consideration of, among other factors, the Company's loan loss experience and takes into account the Company's decision to terminate indirect auto lending. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

     Noninterest income increased $31,000 to $1,295,000 in the second quarter of 2005 compared to $1,264,000 in the second quarter of 2004. Service charges and fees on deposit accounts increased $18,000. Net securities gains decreased $163,000 in the second quarter of 2005 compared to the second quarter of 2004. Gains on sales of loans increased $9,000. Other noninterest income increased $167,000 to $519,000 compared to $352,000 for the same period a year ago due primarily to the recording of a gain on the cash surrender value of life insurance of $83,000 compared to a loss of $49,000 for the same period last year. Further, the commission on alternative investment products increased $68,000 to $72,000 compared to $4,000 for the same period a year ago. Noninterest income for the six months ended June 30, 2005 decreased $278,000 to $2,282,000 compared to $2,560,000 for the same period last year. Service charges and fees on deposit accounts increased $113,000 due to increases in overdraft fee income principally the result of the Bounce ProtectionTM program. Net securities gains for the six months ended June 30, 2005 were $169,000, a decrease of $551,000 from the $720,000 reported for the same period a year ago. Gains on sales of loans increased $19,000 over one year ago. Other noninterest income increased $141,000 due primarily to the recording of commissions on alternative investment products.

     Noninterest expense increased $50,000 to $5,752,000 for the quarter ended June 30, 2005, compared to the $5,702,000 recorded during the same period last year. Salaries and employee benefits decreased $191,000 to $2,896,000 for the second quarter of 2005 compared to $3,087,000 for the second quarter 2004. This decrease was due primarily to both a decrease in the expense relating to the liability of deferred compensation on a Supplemental Employee Retirement Plan and an increase in deferred loan origination costs related to SFAS No 91, "Accounting for Nonrefundable Fees and Costs Associated with Origination and Acquiring Loans and Initial Direct Cost of Leases" ("SFAS 91"), which has the effect of reducing salary expense. Office occupancy and equipment expense increased $69,000 to $957,000 for the second quarter 2005 compared to $888,000 for the same period last year. Other noninterest expense increased $172,000 to $1,660,000 for the second quarter of 2005 compared to $1,488,000 for the same period last year due primarily to increases in legal expense, repossession expense and contributions.

     For the six months ended June 30, 2005 noninterest expense totaled $11,364,000, an increase of $54,000 over the same period last year. Included in noninterest expense for 2005 is approximately $150,000 of one-time expenses associated with moving the Company's proof and item processing and data processing to the Berlin facility. This move will streamline back room operations. For the six months ended June 30, 2005, salaries and employee benefits decreased $308,000 to $5,779,000 compared to $6,087,000 for the same period a year ago. The decrease was due primarily to three factors: i) a decrease in salaries expense and the related payroll taxes and benefits, ii) a decrease in the expense relating to the liability of deferred compensation on a Supplemental Employee Retirement Plan, and iii) an increase in deferred loan origination costs related to SFAS 91, which has the effect of reducing salary expense. Office occupancy and equipment expense increased $79,000 to $1,929,000 for the six months ended June 30, 2005 compared to $1,850,000 for the same period last year. Other noninterest expense increased $283,000 over the prior year due in large part to the one-time expenses associated with moving proof and item processing and data processing. In addition, the Company recorded increases in legal expense, repossession and other real estate owned expense and contributions.

Comprehensive Income/(Loss)

     The Company reported comprehensive net income of $1,436,000 for the quarter ended June 30, 2005, compared to a comprehensive net loss of $1,023,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, comprehensive net income was $1,326,000 compared to a comprehensive net loss of $280,000 for the six months ended June 30, 2004. Comprehensive income includes net income plus or minus other items required to be reported directly in the equity section of the balance sheet without having been recognized in the determination of net income. These other components include the unrealized holding gains and losses on available-for-sale securities and any adjustments recognized in accordance with the Company's accounting for pensions as an additional liability not yet recognized as net periodic benefit costs.

     For the quarter ended June 30, 2005, the Company decreased its unrealized loss on available-for-sale securities by $532,000, net of tax. When added to the quarterly net income of $904,000 the result is a comprehensive net income of $1,436,000. For the quarter ended June 30, 2004, the Company increased its unrealized loss on available-for-sale securities by $1,771,000. When deducted from the quarterly net income of $748,000, the result is a comprehensive net loss of $1,023,000.

     For the six months ended June 30, 2005, the Company increased its unrealized loss on available-for-sale securities by $401,000, net of tax. When deducted from net income year-to-date of $1,727,000 the result is a comprehensive net income of $1,326,000. For the six months ended June 30, 2004, the Company increased its unrealized loss on available-for-sale securities by $1,757,000. When deducted from year-to-date income of $1,477,000, the result is a comprehensive net loss of $280,000.

     The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the negative adjustment to comprehensive income of $401,000 for the six months ended June 30, 2005 is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs.

Income Tax Expense

     The Company recognized income tax expense of $727,000 and $745,000 for the six months ended June 30, 2005 and 2004, respectively. The effective tax rates were 29.6% and 33.5% for those respective periods. The effective tax rate for 2005 is positively impacted by the fact that several contributions in excess of $100,000 in the aggregate were made which provided tax credits to the Company due to the 75% state tax exemption.

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

Capital

     The Company's Tier 1 and Total Risk Based Capital ratios were 12.65% and 14.81%, respectively, at June 30, 2005. The Company's Tier 1 leverage ratio at June 30, 2005 was 9.04%. As of June 30, 2005, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Since December 31, 2004, there have been no material changes in the Company's quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 24 and 25 of Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and is incorporated by reference as Exhibit 19 of this report.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 31, 2005. At the Annual Meeting, the stockholders elected Stephen G. Boucher, Barry J. Kelley and Randall G. Labnon to three-year terms as directors. Each of these directors' terms will expire at the 2008 annual meeting. The final vote for each of these elected directors is as follows:

                                       For                   Withheld
                                       ---                   --------
Stephen G. Boucher                  1,239,939                 30,772
Barry J. Kelley                     1,241,595                 29,116
Randall G. Labnon                   1,241,739                 28,972

The directors continuing in office are Frederick C. Anderson, Brien L. Ward, Fletcher W. Adams, Arnold P. Hanson, Jr., John H. Noyes and William J. Woodward.

Item 5. Other Information - None

Item 6. Exhibits

Exhibit Number      Description of Exhibit
--------------      ----------------------

     2.1            Amended and Restated Bank Merger Agreement and Contract for
                    Union.

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

                                                     NORTHWAY FINANCIAL, INC.

          August 4, 2005                    BY: /S/William J. Woodward
                                                ------------------------
                                                William J. Woodward
                                                President & CEO
                                                (Principal Executive Officer)

         August 4, 2005                     BY: /S/Richard P. Orsillo
                                                ------------------------
                                                Richard P. Orsillo
                                                Senior Vice President & CFO
                                                (Principal Financial and
                                                Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit Number      Description of Exhibit

     2.1            Amended and Restated Bank Merger Agreement and Contract For
                    Union

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