Form 10-Q
period 2005-09-30
NORTHWAY FINANCIAL INC
filed 2005-11-07
CIK 1041753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended September 30, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from               to
                               -------------     --------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. At October 24, 2005, there were 1,497,174 shares of common stock outstanding, par value $1.00 per share.

                                      INDEX
                            NORTHWAY FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.
       Financial Statements

       Condensed Consolidated Balance Sheets at September 30, 2005
       (Unaudited) and December 31, 2004......................................3

       Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended September 30, 2005 and 2004 (Unaudited)..........4

       Condensed Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 2005 and 2004 (Unaudited)..........................5

       Notes to Condensed Consolidated Financial Statements (Unaudited).......6

Item 2.
       Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................9

Item 3.
       Quantitative and Qualitative Disclosures About Market Risk............14

Item 4.
       Controls and Procedures...............................................14

PART II.  OTHER INFORMATION

Item 1.
       Legal Proceedings.....................................................15

Item 2.
       Unregistered Sales of Equity Securities and Use of Proceeds...........15

Item 3.
       Defaults Upon Senior Securities.......................................15

Item 4.
       Submission of Matters to a Vote of Security Holders...................15

Item 5.
       Other Information.....................................................15

Item 6.
       Exhibits .............................................................15

Signatures...................................................................17

PART 1.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements.

                                           NORTHWAY FINANCIAL, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      Sep. 30,      Dec. 31,
(Dollars in thousands)                                                                  2005         2004
------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Assets:
Cash and due from banks and interest bearing deposits                                 $  15,419    $  13,794
Federal funds sold                                                                       15,660       10,975
Securities available-for-sale                                                           101,571      101,133
Federal Home Loan Bank stock                                                              5,541        5,515
Federal Reserve Bank stock                                                                  365          365
Loans held-for-sale                                                                         243          311

Loans, net before allowance for loan losses                                             461,481      474,706
   Less: allowance for loan losses                                                        5,210        5,204
                                                                                      ----------------------
   Loans, net                                                                           456,271      469,502
                                                                                      ----------------------
Premises and equipment, net                                                              13,149       13,701
Other real estate owned                                                                      25         --
Core deposit intangible                                                                   2,234        2,949
Goodwill                                                                                 10,152       10,152
Other assets                                                                             10,645       10,021
                                                                                      ----------------------
      Total assets                                                                    $ 631,275    $ 638,418
                                                                                      ======================
Liabilities and stockholders' equity:
Liabilities
   Interest bearing deposits                                                          $ 383,124    $ 396,690
   Noninterest bearing deposits                                                          79,205       78,669
   Short-term borrowings                                                                  7,405       11,268
   Long-term debt                                                                       105,620       98,620
   Other liabilities                                                                      5,954        3,661
                                                                                      ----------------------
      Total liabilities                                                                 581,308      588,908
                                                                                      ----------------------
Stockholders' equity
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued              --           --
   Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at September 30, 2005 and December 31, 2004 and 1,497,174 outstanding
     at September 30, 2005 and 1,503,574 outstanding at December 31, 2004                 1,732        1,732
   Surplus                                                                                2,064        2,075
   Retained earnings                                                                     54,290       52,484
   Treasury stock, at cost (234,795 shares at September 30, 2005 and 228,395 shares
      at December 31, 2004)                                                              (6,330)      (6,090)
   Accumulated other comprehensive loss, net of tax                                      (1,789)        (691)
                                                                                      ----------------------
      Total stockholders' equity                                                         49,967       49,510
                                                                                      ----------------------
      Total liabilities and stockholders' equity                                      $ 631,275    $ 638,418
                                                                                      ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three Months             Nine Months
                                                           Ended Sep. 30,           Ended Sep. 30,
(Dollars in thousands, except per share data)           2005         2004         2005         2004
-----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                             $    6,954   $    6,655   $   20,287   $   19,921
  Interest on debt securities:
      Taxable                                              947          809        2,946        2,277
      Tax-exempt                                            58           32          126           97
  Dividends                                                 85           65          236          170
  Federal funds sold                                       132           33          155           71
  Interest bearing deposits                                  1            1            2            1
                                                    -----------------------   -----------------------
      Total interest and dividend income                 8,177        7,595       23,752       22,537
                                                    -----------------------   -----------------------
Interest expense:
  Deposits                                               1,094          793        2,758        2,348
  Borrowed funds                                         1,248        1,074        3,548        3,219
                                                    -----------------------   -----------------------
       Total interest expense                            2,342        1,867        6,306        5,567
                                                    -----------------------   -----------------------
       Net interest and dividend income                  5,835        5,728       17,446       16,970
Provision for loan losses                                 --            120           75          390
                                                    -----------------------   -----------------------
       Net interest and dividend income after
           provision for loan losses                     5,835        5,608       17,371       16,580
                                                    -----------------------   -----------------------
Noninterest income:
  Service charges and fees on deposit accounts             634          591        1,799        1,643
  Securities gains, net                                     41           20          210          740
  Gain on sales of loans, net                              112          319          214          402
  Other                                                    550          513        1,396        1,218
                                                    -----------------------   -----------------------
        Total noninterest income                         1,337        1,443        3,619        4,003
                                                    -----------------------   -----------------------
Noninterest expense:
  Salaries and employee benefits                         2,884        3,009        8,663        9,096
  Office occupancy and equipment                         1,131          908        3,060        2,758
  Amortization of core deposit intangible                  238          238          715          715
  Other                                                  1,693        1,412        4,872        4,308
                                                    -----------------------   -----------------------
      Total noninterest expense                          5,946        5,567       17,310       16,877
                                                    -----------------------   -----------------------
      Income before income tax expense                   1,226        1,484        3,680        3,706
Income tax expense                                         349          507        1,076        1,252
                                                    -----------------------   -----------------------
      Net income                                    $      877   $      977   $    2,604   $    2,454
                                                    =======================   =======================
        Comprehensive net income                    $      180   $    2,037   $    1,506   $    1,757
                                                    =======================   =======================
Per share data:
     Basic earnings per common share                $     0.58   $     0.65   $     1.73   $     1.64
     Earnings per common share assuming dilution    $     0.58   $     0.64   $     1.72   $     1.62
     Cash dividends declared                        $     0.18   $     0.17   $     0.53   $     0.51
Weighted average number of common shares, basic      1,503,904    1,499,574    1,504,997    1,499,574
Weighted average number of common shares, diluted    1,512,501    1,509,419    1,514,195    1,511,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          NORTHWAY FINANCIAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                          For the Nine Months
                                                                                            Ended Sep. 30,
(Dollars in thousands)                                                                     2005        2004
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                          $  2,604    $  2,454
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                               75         390
       Depreciation and amortization                                                        1,806       1,781
       Securities gains, net                                                                 (210)       (740)
       Loss on sale, disposal and write-down of premises and equipment                          2           4
       Amortization of premiums and accretion of discounts on securities, net                  38          76
       Decrease in unearned income, net                                                      (204)       (148)
       Amortization of discount on loans acquired                                             107         122
       Loss on sales of other real estate owned and other personal property, net             --             5
       Decrease (increase) in loans held-for-sale                                              68         (21)
       Net change in other assets and other liabilities                                       835       1,460
                                                                                         --------    --------
        Net cash provided by operating activities                                           5,121       5,383
                                                                                         --------    --------
Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale                                   4,690      16,028
     Proceeds from maturities of securities available-for-sale                              9,284      18,357
     Purchases of securities available-for-sale                                           (14,390)    (55,146)
     Purchases of Federal Home Loan Bank stock                                                (26)       (810)
     Loan originations and principal collections, net                                      12,509     (10,808)
     Recoveries of previously charged-off loans                                               236         284
     Proceeds from sales of and payments received on other real estate owned                   10        --
     Proceeds from sales of and payments received on other personal property                  359         478
     Additions to premises and equipment                                                     (541)     (2,096)
                                                                                         --------    --------
        Net cash provided by (used in) investing activities                                12,131     (33,713)
                                                                                         --------    --------
Cash flows from financing activities:
     Net (decrease) increase in deposits                                                  (13,030)      2,556
     Advances from FHLB                                                                    13,000      20,000
     Repayment of FHLB Advances                                                            (6,000)     (9,000)
     Net (decrease) increase in short-term borrowings                                      (3,863)      3,234
     Exercise of stock options, net of tax benefit                                            111        --
     Purchase of treasury stock                                                              (362)       --
     Cash dividends paid                                                                     (798)       (765)
                                                                                         --------    --------
        Net cash (used in) provided by financing activities                               (10,942)     16,025
                                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents                                        6,310     (12,305)
     Cash and cash equivalents at beginning of period                                      24,769      31,085
                                                                                         --------    --------
     Cash and cash equivalents at end of period                                          $ 31,079    $ 18,780
                                                                                         ========    ========
Supplemental disclosure of cash flows:
     Interest paid                                                                       $  6,034    $  5,550
                                                                                         ========    ========
     Taxes paid                                                                          $    934    $  1,450
                                                                                         ========    ========
     Loans transferred to other real estate owned                                        $     35          $-
                                                                                         ========    ========
     Loans transferred to other personal property                                        $    473    $    424
                                                                                         ========    ========
     Amount due to broker for pending securities purchases                               $  1,666    $  3,055
                                                                                         ========    ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NORTHWAY FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

      The results of operations for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company's audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2      Stock-Based Compensation

      As of September 30, 2005, the Company has a stock-based employee compensation plan which is described more fully in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share Based Payment, to stock-based employee compensation.

                                                                                     ($000 Omitted, except per share data)
                                                                                      Three Months            Nine Months
                                                                                     Ended Sep. 30,         Ended Sep. 30,
                                                                                    2005     2004         2005        2004
                                                                                 ----------------    ---------------------
Net income                                                       As reported     $  877    $  977    $   2,604   $   2,454
Deduct:  Total stock-based employee compensation
  expense determined under fair value based methods
  awards, net of related tax effects                                               --        --           --          --
                                                                                 ------    ------    ---------   ---------
                                                                 Pro forma       $  877    $  977    $   2,604   $   2,454
                                                                                 =====     ======    =========   =========

Earnings per common share                                        As reported     $ 0.58    $ 0.65    $    1.73   $    1.64
                                                                 Pro forma       $ 0.58    $ 0.65    $    1.73   $    1.64

Earnings per common share (assuming dilution)                    As reported     $ 0.58    $ 0.64    $    1.72   $    1.62
                                                                 Pro forma       $ 0.58    $ 0.64    $    1.72   $    1.62

3. Impact of New Accounting Standards.

      In January 2003, the Financial Accounting Standards Board ("the FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that approach, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The Company is required to apply FIN 46(R) to all entities subject to it no later than the end of the first fiscal year or interim period ending after March 15, 2004. However, prior to the required application of FIN 46(R) the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first reporting period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

4. Pension Benefits.

     The following summarizes the net periodic benefit cost for the three months and nine months ended September 30:

                                       (Dollars in Thousands)
                                     Three Months       Nine Months
                                         Ended             Ended
                                        Sep. 30,         Sep. 30,
                                      2005     2004     2005     2004
                                     --------------    --------------
Service cost                         $ 135    $ 120    $ 403    $ 356
Interest cost                           86       75      258      227
Expected return on plan assets         (91)     (72)    (273)    (216)
Amortization of prior service cost     (21)     (21)     (63)     (63)
Recognized net actuarial loss           34       33      102      106
                                     -----    -----    -----    -----
  Net periodic benefit cost          $ 143    $ 135    $ 427    $ 410
                                     =====    =====    =====    =====

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

Bank Consolidation

      On October 1, 2005, the Company completed the consolidation of its two subsidiary banks, The Berlin City Bank and The Pemigewasset National Bank of Plymouth, New Hampshire, and a name change to Northway Bank. Both banks had been affiliated since the creation of Northway Financial, Inc. in 1997. They had been sharing technological resources, support functions, products and services, and administrative support. This consolidation will allow Northway Bank to provide a higher level of service to our customer base through our 20 banking offices spread throughout northern and central New Hampshire. We will continue to provide our customers with uninterrupted high quality service. The merger, which was an internal corporate reorganization, was designed to strengthen the Company's marketing initiatives under a unified name and logo and is also expected to result in cost savings through, for example, elimination of duplicative governmental filings and certain back-office expenses.

Financial Condition

      The Company's total assets at September 30, 2005 were $631,275,000 compared to $638,418,000 at December 31, 2004, a decrease of $7,143,000. Net loans, including loans held-for-sale, decreased $13,299,000 to $456,514,000. This was due primarily to a decrease in indirect consumer loans, the result of our decision to exit this line of business effective during the third quarter of 2004. The decrease in indirect consumer loans was partially offset by increases in residential mortgage loans, commercial real estate, commercial and direct consumer loans.

      Deposits decreased $13,030,000 to $462,329,000 from $475,359,000 at
December 31, 2004 due to a decrease in all deposit categories except time deposits. Short-term borrowings decreased $3,863,000 due to a decrease in securities sold under agreements to repurchase. Long-term Federal Home Loan Bank advances increased $7,000,000 to $85,000,000 from $78,000,000 at December 31,
2004 due to four new advances during the year totaling $13,000,000 and ranging in term from one to three years with an average interest rate of 3.05%, which was partially offset by the maturity of $6,000,000 in advances. Total stockholders' equity increased $457,000 to $49,967,000 at September 30, 2005 from $49,510,000 at December 31, 2004 due primarily to net income of $2,604,000 which was partially offset by the recording of an additional comprehensive loss associated with securities available-for-sale of $1,098,000, treasury stock purchases of $362,000 and dividends paid of $798,000.

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

      At September 30, 2005 the allowance for loan losses was $5,210,000, or 1.13% of total loans, compared to $5,204,000, or 1.10% of total loans at December 31, 2004. The composition of the allowance for loan losses for the three month and nine month periods ended September 30, 2005 and 2004 is as follows:

                                       Three Months      Nine Months
                                      Ended Sep. 30,    Ended Sep.30,
(Dollars in thousands)                2005     2004     2005     2004
----------------------------------------------------------------------

Balance at beginning of period       $5,278   $5,053   $5,204   $5,036
                                     ------   ------   ------   ------
Charge-offs                           (119)    (147)    (305)    (503)
Recoveries                              51      181      236      284
                                     ------   ------   ------   ------
Net (charge-offs) recoveries           (68)      34      (69)    (219)
Provision for loan losses             --        120       75      390
                                     ------   ------   ------   ------
Balance at end of period             $5,210   $5,207   $5,210   $5,207
                                     ======   ======   ======   ======

      Nonperforming loans totaled $3,050,000 as of September 30, 2005, compared to $2,867,000 at December 31, 2004. The ratio of nonperforming loans to loans net of unearned income was 0.66% as of September 30, 2005, compared to 0.60% at December 31, 2004. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,271,000 as of September 30, 2005, compared to $2,949,000 at December 31, 2004. The ratio of nonperforming assets to total assets was 0.52% as of September 30, 2005, compared to 0.46% at December 31, 2004.

Results of Operations

      The Company reported net income of $877,000, or $0.58 per common share (basic), for the three months ended September 30, 2005, compared to $977,000, or $0.65 per common share (basic), for the three months ended September 30, 2004, a decrease of $100,000, or 10%. Net income for the nine months ended September 30, 2005 was $2,604,000, or $1.73 per common share (basic), compared to $2,454,000, or $1.64 per common share (basic), for the nine months ended September 30, 2004, an increase of $150,000, or 6%.

      Net interest and dividend income for the third quarter increased $107,000 to $5,835,000 compared to $5,728,000 for the third quarter of 2004. Net interest and dividend income for the nine months ended September 30, 2005 increased $476,000, or 2.8%, to $17,446,000 compared to $16,970,000 for the same period last year. The quarter-to-date and the year-to-date increase was the result of an increase of 11 basis points in the net interest margin. The improvement in the margin is primarily the result of redeploying amortization from the indirect automobile line of business into higher yielding residential mortgage loans and commercial loans.

      There was no provision for loan losses for the third quarter of 2005, compared to $120,000 for the third quarter of last year. For the nine months ended September 30, 2005, the provision for loan losses was $75,000, a decrease of $315,000 from the $390,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review includes consideration of, among other factors, the Company's loan loss experience and takes into account the Company's decision to terminate indirect auto lending. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the banks' allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

      Noninterest income decreased $106,000 to $1,337,000 in the third quarter of 2005 compared to $1,443,000 in the third quarter of 2004. For the quarter ended September 30, 2005, service charges and fees on deposit accounts increased $43,000 compared to the third quarter of 2004. Net securities gains increased $21,000 in the third quarter of 2005 compared to the third quarter of 2004. Gains on sales of loans decreased $207,000 due primarily to the recognition of gains associated with the sale of a pool of commercial loans guaranteed by the Small Business Administration in 2004. In the third quarter, other noninterest income increased $37,000 to $550,000 compared to $513,000 for the same period a year ago. Noninterest income for the nine months ended September 30, 2005 decreased $384,000 to $3,619,000 compared to $4,003,000 for the same period last year. For the nine months ended September 30, 2005, service charges and fees on deposit accounts increased $156,000 due to increases in overdraft fee income principally the result of the Bounce ProtectionTM program. Net securities gains for the nine months ended September 30, 2005 were $210,000, a decrease of $530,000 from the $740,000 reported for the same period a year ago. Gains on sales of loans for the nine months ended September 30, 2005 decreased $188,000 over one year ago, again as a result of the recording of gains associated with the sale of a pool of commercial loans during 2004. Other noninterest income for the nine months ended September 30, 2005 increased $178,000 due primarily to the recording of commissions on alternative investment products.

      Noninterest expense increased $379,000 to $5,946,000 for the quarter ended September 30, 2005, compared to the $5,567,000 recorded during the same period last year. Salaries and employee benefits decreased $125,000 to $2,884,000 for the third quarter of 2005 compared to $3,009,000 for the third quarter 2004. This decrease was due primarily to both a decrease in salaries expense and an increase in deferred loan origination costs related to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Origination and Acquiring Loans and Initial Direct Cost of Leases" ("SFAS 91"), which has the effect of reducing salary expense, which was partially offset by a higher level of health and dental insurance and profit sharing expense. Office occupancy and equipment expense increased $223,000 to $1,131,000 for the third quarter 2005 compared to $908,000 for the same period last year. This increase is due primarily to signage expense of $129,000 related to the merger as well as $91,000 in write-down of leasehold improvements associated with the decision to close two supermarket branches in December 2005. Other noninterest expense increased $281,000 to $1,693,000 for the third quarter of 2005 compared to $1,412,000 for the same period last year. The Company incurred one-time merger-related expenses of $346,000 during the third quarter of 2005 associated primarily with advertising, professional fees, legal fees, and stationery and office supplies. These expenses were partially offset by a decrease in both insurance expense and miscellaneous expense associated with consumer rebates on indirect installment loans.

      For the nine months ended September 30, 2005 noninterest expense totaled $17,310,000, an increase of $433,000 over the same period last year. Included in noninterest expense for 2005 is approximately $150,000 of one-time expenses associated with moving the Company's proof and item processing and data processing to the Berlin facility. In addition, the Company incurred $542,000 during the nine months ended September 30, 2005 in one-time merger-related expenses associated primarily with advertising, professional fees, legal fees, signage and stationery and office supplies. Additional merger-related expenses relating to professional fees, advertising, legal fees, and stationery and office supplies of approximately $325,000 are expected to be incurred in the fourth quarter of 2005.

      For the nine months ended September 30, 2005, salaries and employee benefits decreased $433,000 to $8,663,000 compared to $9,096,000 for the same period a year ago. The decrease was due primarily to three factors: i) a decrease in salaries expense and the related payroll taxes and benefits, ii) a decrease in the expense relating to the liability of deferred compensation on a Supplemental Employee Retirement Plan, and iii) an increase in deferred loan origination costs related to SFAS No. 91, which has the effect of reducing salary expense. Office occupancy and equipment expense increased $302,000 to $3,060,000 for the nine months ended September 30, 2005 compared to $2,758,000 for the same period last year. This expense includes $129,000 of merger related expenses associated with signage as well as $91,000 of one-time expenses associated with the write-down of leasehold improvements associated with the pending closure of two supermarket branches in December 2005. Other noninterest expense increased $564,000 over the prior year. This increase was primarily the result of the one-time expenses associated with moving proof and item processing and data processing as well as the one-time merger related expenses. Excluding these one-time expenses, other noninterest expense declined approximately $40,000 when compared to one year ago. This is due primarily to a decrease in insurance, shareholder reporting, and home equity closing costs, partially offset by increases in legal expense, repossession and other real estate owned expense, telecommunications and contributions.

Comprehensive Net Income

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

      The Company reported comprehensive net income of $180,000 for the quarter ended September 30, 2005, compared to comprehensive net income of $2,037,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, comprehensive net income was $1,506,000 compared to comprehensive net income of $1,757,000 for the nine months ended September 30, 2004.

      For the quarter ended September 30, 2005, the Company increased its unrealized loss on available-for-sale securities by $697,000, net of tax. When deducted from the quarterly net income of $877,000 the result is a comprehensive net income of $180,000. For the quarter ended September 30, 2004, the Company decreased its unrealized loss on available-for-sale securities by $1,060,000. When added to the quarterly net income of $977,000, the result is a comprehensive net income of $2,037,000.

      For the nine months ended September 30, 2005, the Company increased its unrealized loss on available-for-sale securities by $1,098,000, net of tax. When deducted from net income year-to-date of $2,604,000 the result is a comprehensive net income of $1,506,000. For the nine months ended September 30, 2004, the Company increased its unrealized loss on available-for-sale securities by $697,000. When deducted from year-to-date income of $2,454,000, the result is a comprehensive net income of $1,757,000.

      The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation and the impact of the downgrade of two bond holdings that continue to perform. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the negative adjustment to comprehensive income of $1,098,000 for the nine months ended September 30, 2005 is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs.

Income Tax Expense

      The Company recognized income tax expense of $349,000 and $507,000 for the three months ended September 30, 2005 and 2004, respectively. The effective tax rates were 28.5% and 34.2% for those respective periods. The effective tax rate for 2005 is positively impacted by the fact that several contributions were made which provided tax credits to the Company due to the 75% state tax exemption.

      The Company recognized income tax expense of $1,076,000 and $1,252,000 for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rates were 29.2% and 33.8% for those respective periods. The effective tax rate for 2005 is positively impacted by the fact that several contributions in excess of $100,000 in the aggregate were made which provided tax credits to the Company due to the 75% state tax exemption.

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

Capital

      The Company's Tier 1 and Total Risk Based Capital ratios were 12.86% and 15.05%, respectively, at September 30, 2005. The Company's Tier 1 leverage ratio at September 30, 2005 was 8.86%. As of September 30, 2005, the capital ratios of the Company and the subsidiary banks exceeded the minimum capital ratio requirements of the "well-capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

Exhibit Number      Description of Exhibit

     2.1 Amended and Restated Bank Merger Agreement and Contract for Union. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2005).

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

                            NORTHWAY FINANCIAL, INC.

          November 4, 2005                  BY:/S/William J. Woodward
                                               ------------------------
                                            William J. Woodward
                                             President & CEO
                                             (Principal Executive Officer)

         November 4, 2005                   BY:/S/Richard P. Orsillo
                                               ------------------------
                                            Richard P. Orsillo
                                            Senior Vice President & CFO
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX OF EXHIBITS

Exhibit Number      Description of Exhibit

      2.1 Amended and Restated Bank Merger Agreement and Contract For Union (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2005).

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