Form 10-K
period 2005-12-31
NORTHWAY FINANCIAL INC
filed 2006-03-29
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-23129

NORTHWAY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

New Hampshire	04-3368579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Main Street
Berlin, New Hampshire	03570
Address of principal executive offices	(Zip Code)

(603) 752-1171
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1.00

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. YES ☒ NO ☐

The number of shares of voting and nonvoting common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of June 30, 2005 was 1,290,784 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ National Market on such date, of $41,305,088. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for purposes of this calculation, this classification is not to be interpreted as an admission of such status.

At March 25, 2006, there were 1,491,174 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

NORTHWAY FINANCIAL, INC.
2005 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, projections based on assumptions regarding market and liquidity risk, and plans related to products or services of Northway Financial, Inc. (“Northway”) and its subsidiaries (the “Company”). Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company’s actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption “Risk Factors” in Item 1A of this report, overall economic and business conditions, economic and business conditions in the Company’s market areas, interest rate fluctuations, the demand for the Company’s products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: i) changes in interest rates over the past year and the relative relationship between the various interest rate indices that the Company uses; ii) a determination in the financial market affecting the valuation of securities held in the Company’s investment portfolio; (iii) a change in product mix attributable to changing interest rates, customer preferences or competition; iv) a significant portion of the Company’s loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and v) the effectiveness of advertising, marketing and promotional programs.

The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” or the negative of such terms and other similar expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Though the Company has attempted to list comprehensively the factors which might affect forward-looking statements, the Company wishes to caution you that other factors may in the future prove to be important in affecting the Company’s results of operations. New factors emerge from time to time and it is not possible for management to anticipate all of such factors, nor can it assess the impact of each such factor, or combination of factors, which may cause actual results to differ materially from forward-looking statements.

PART 1

ITEM 1. BUSINESS

Description of Business

Northway Financial, Inc. was incorporated on March 7, 1997, under the laws of the State of New Hampshire, for the purpose of becoming the holding company of The Berlin City Bank, a New Hampshire-chartered bank headquartered in Berlin, New Hampshire (“BCB”), pursuant to a reorganization transaction (the “BCB Reorganization”) by and among the Company, BCB, and a subsidiary of BCB, and, thereafter, the merger (the “Merger”) by and among the Company, BCB, Pemi Bancorp, Inc. (“PEMI”), and PEMI’s wholly owned subsidiary, The Pemigewasset National Bank of Plymouth, New Hampshire, a national bank headquartered in Plymouth, New Hampshire (“PNB”). The BCB Reorganization and the Merger became effective on September 30, 1997. As of such date, BCB and PNB became wholly owned subsidiaries of the Company. On October 1, 2005, BCB was renamed Northway Bank and PNB was merged into Northway Bank (“Bank”). Unless the context otherwise requires, references herein to the “Company" include Northway Financial, Inc. and its consolidated subsidiary.

The Company derives substantially all of its revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium-sized companies in New Hampshire. The Bank operates as a typical community banking institution and does not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiaries and assists the management of its subsidiaries as appropriate.

The Company is subject to regulation by the New Hampshire Bank Commissioner (the “Commissioner”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation."

The Bank is engaged in a general commercial banking business and offers commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit.

During 1998 the Bank established an indirect lending business unit in Concord, New Hampshire. On August 25, 2004, the Company announced its exit from the indirect automobile lending line of business. Effective August 31, 2004, the Company ceased accepting applications from its dealer network. As of December 31, 2005 this line of business accounted for approximately 14% of the Company’s loan portfolio. The Bank will continue to service the existing portfolio of approximately 7,000 loans. The decision to exit this line of business was predicated on the low interest rate environment and competitive pressures. Over the next twelve months, cash flows from the existing portfolio are expected to be redeployed into commercial loans, residential mortgage loans, consumer loans, such as home equity loans and automobile loans, and the Company’s investment portfolio.

The Bank accepts savings, time, demand, NOW and money market deposit accounts, and offers a variety of banking services including safe deposit boxes, credit card accounts, official checks and money orders, overdraft lines of credit and wire transfer services.

Northway is a legal entity separate and distinct from its subsidiary. The right of Northway to participate in any distribution of assets or earnings of the subsidiary is subject to the prior claims of creditors of the subsidiary, except to the extent that claims, if any, of Northway itself as a creditor may be recognized. See “Supervision and Regulation.”

The following information concerning the Company’s investment activities, lending activities, asset quality and allowance for loan losses should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing under Item 7 of this report and the Company’s Consolidated Financial Statements and Notes thereto.

Investment Activities

The following table presents the carrying amount of the Company’s securities available-for-sale as of December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
U.S. Treasury and other
U.S. government agency securities	$47,751	$54,563	$37,840
Mortgage-backed securities (1)	23,939	29,301	2,903
Marketable equity securities	2,809	1,931	2,766
Corporate bonds	5,569	12,287	21,983
State and political subdivision bonds and notes	23,176	3,051	2,590
Total securities	$103,244	$101,133	$68,082

(1)	Includes collateralized mortgage obligations of $8

The following table sets forth the amortized cost of the Company’s investment in debt securities maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2005 (dollars in thousands):

	Maturities
	Within one year	One to five years	Five to ten years	Over ten years	Total amortized cost
Available-for-sale:
U.S. Treasury and other
U.S. government agency securities	$5,998	$37,730	$5,000	$-	$48,728
Mortgage-backed securities (1)	-	29	-	24,683	24,712
Corporate bonds	2,003	3,538	-	-	5,541
State and political subdivision bonds and notes	1,101	425	562	21,308	23,396
Total amortized cost	$9,102	$41,722	$5,562	$45,991	$102,377

Market value	$9,052	$40,916	$5,485	$44,982	$100,435

Weighted average yield	3.69%	3.97%	5.29%	5.32%	4.63%

(1)	Includes collateralized mortgage obligations of $8

Lending Activities

The following table sets forth information with respect to the composition of the Company’s loan portfolio, excluding loans held for sale, as of December 31, 2005, 2004, 2003, 2002 and 2001 (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Real estate:
Residential	$158,729	$147,333	$129,493	$114,526	$109,261
Commercial	143,456	130,334	120,366	111,941	111,642
Construction	13,241	5,366	3,851	6,330	1,581
Commercial	27,349	27,013	24,528	23,885	22,727
Installment	35,786	29,345	30,291	40,169	28,210
Indirect installment	62,221	116,520	150,807	139,477	120,761
Other	19,507	18,901	14,530	9,652	6,303
Total loans	460,289	474,812	473,866	445,980	400,485
Less:
(Unamortized cost)/unearned income	(84)	106	247	207	169
Allowance for loan losses	5,150	5,204	5,036	4,920	4,642
Total unearned income and allowance for loan losses	5,066	5,310	5,283	5,127	4,811
Net loans	$455,223	$469,502	$468,583	$440,853	$395,674

The following table presents the maturity distribution of the Company’s real estate construction and commercial loans at December 31, 2005 (dollars in thousands):

	Amount	Percent of Total
Within one year	$13,532	33.34%
One to five years	12,324	30.36
Over five years	14,734	36.30
	$40,590	100.00%

The Company’s real estate construction and commercial loans due after one year at December 31, 2005 were comprised of the following (dollars in thousands):

Amount
Fixed interest rate	$10,004
Adjustable interest rate	17,054
$27,058

Analysis of the Allowance for Loan Losses

The following table reflects activity in the Company’s allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 (dollars in thousands):

	Years ended December 31,
	2005	2004	2003	2002	2001

Balance at the beginning of period	$5,204	$5,036	$4,920	$4,642	$4,354
Charge-offs:
Real estate	8	56	-	83	110
Commercial	10	28	120	12	95
Installment loans to individuals	397	581	750	729	529
Total	415	665	870	824	734
Recoveries:
Real estate	44	162	25	64	35
Commercial	85	16	11	4	-
Installment loans to individuals	157	160	145	134	87
Total	286	338	181	202	122
Net charge-offs	129	327	689	622	612
Provision charged to expense	75	495	805	900	900
Balance at the end of period	$5,150	$5,204	$5,036	$4,920	$4,642

Ratio of net charge-offs to average loans	0.03%	0.07%	0.15%	0.15%	0.15%

Allocation of the Allowance for Loan Losses

The following table sets forth the breakdown of the Company’s allowance for loan losses in the Company’s portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated (dollars in thousands):

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate:
Residential	$784	34.5%	$644	31.0%	$624	27.3%	$598	25.9%	$585	27.2%
Commercial & construction	3,032	34.0	1,892	28.6	1,724	26.2	2,008	26.7	1,621	28.3
Commercial	278	6.0	174	5.7	155	5.2	216	5.4	208	5.7
Installment	985	21.3	2,398	30.7	2,505	38.2	2,084	40.6	1,719	37.2
Other	71	4.2	96	4.0	28	3.1	14	1.4	17	1.6
Unallocated	-	N/A	-	N/A	-	N/A	-	N/A	492	N/A
	$5,150	100.0%	$5,204	100.0%	$5,036	100.0%	$4,920	100.0%	$4,642	100.0%

Deposits

See “Financial Statements and Supplementary Data” in Item 8 of this report.

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

Regulation of the Company

General. As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”). The Company is also subject to the laws of the State of New Hampshire.

The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, a bank holding company that has elected to be treated as a “financial holding company” may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the FRB alone, or together with the Secretary of the Department of the Treasury. The Company has not elected financial holding company status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”). Riegle-Neal permits adequately- or well-capitalized and adequately- or well-managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, the Company is required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be unsafe or unsound. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary bank to fund its activities, including the payment of dividends. As described below, the Federal Deposit Insurance Corporation (“FDIC”) and the Banks’ regulatory agencies may regulate the amount of dividends payable by the subsidiary banks. The inability of the Bank to pay a dividend may have an adverse effect on the Company.

Regulation of the Bank

The Bank is organized under New Hampshire law and is subject to the regulations of the Commissioner and the FDIC, including requirements and restrictions related to the maintenance of adequate levels of capital, the payment of dividends, investments, the nature and amount of loans which can be originated and the rate of interest that can be charged thereon, and other activities. Capital requirements applicable to the Bank are substantially similar to those adopted by the FRB regarding bank holding companies as described above.

Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. During 2005, the Bank risk classification was A1, the most favorable rating, resulting in premiums totaling $63,000. As a result of general economic conditions, and a decline in the health of the banking industry, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments on the Banks above their current levels.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” The Bank is an FDIC-insured depository institution.

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 calculation as of December 31, 2005 equaled 13.07% and its total capital ratio as of December 31, 2005 was 15.24%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets for the quarter. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as “well capitalized”. The Company’s leverage ratio as of December 31, 2005 was 8.96%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order.

Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

In October 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel IA”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the 20 or so larges US bank holding companies. It remains uncertain whether the Basel IA rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the ANPR and what the effective date of such rules will be. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its non-bank subsidiaries may borrow, obtain credit from or otherwise engage in "covered transactions" with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its non-depository institution affiliates are limited to the following amounts: (a) in the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed ten percent (10%) of the capital stock and surplus of the insured depository institution; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed twenty percent (20%) of the capital stock and surplus of the insured depository institution.

"Covered transactions" are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Limitations on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach-Bliley Act of 1999 or “GLBA,” which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Various states have enacted legislation concerning breaches of data security and various bills requiring consumer notice of data security breaches are being considered by Congress.

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

USA Patriot Act. The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant and a target institution in combating money laundering activities when considering applications filed under Section 3 of the BHCA or under the Bank Merger Act. Management believes that the Company is in compliance with all the requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

The Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as "Outstanding", "Satisfactory", "Needs to Improve," or "Substantial Noncompliance". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of Satisfactory on their respective most recent examination. New Hampshire also has enacted substantially similar community reinvestment requirements. In 2005, the federal banking agencies adopted less burdensome CRA requirements for “intermediate - small banks,” which are banks with $250 million or more, but less than $1 billion in total assets, under which such banks, including Northway Bank, will be examined using only two tests, a Lending Test and a new Community Development Test, and will be relieved of certain data collection and reporting requirements.

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

The Company’s banking subsidiary faces significant competition in its markets from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect the Company’s ability to achieve its financial goals. Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by the Company. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Company in pricing, delivery, and marketing of their products and services. The Company’s long-term success depends on the ability of the Company’s banking subsidiaries to compete successfully with other financial institutions in their service areas. It is not possible to assess what impact these changes in the regulatory environment will have on the Company. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by the Company and its banking subsidiaries.

The Bank competes in this environment by providing a broad range of financial services, competitive interest rates and a personal level of service that, combined, tend to retain the loyalty of its customers in its market areas against competitors with far larger resources. To a lesser extent, convenience of branch locations and hours of operations are also considered competitive advantages of the Bank.

Employees

As of December 31, 2005 the Company has 234 full-time equivalent employees. The Company considers its employee relations to be good.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.northwaybank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A. RISK FACTORS

Recent accounting changes could give rise to adverse changes in the regulatory capital treatment of our outstanding junior subordinated debenture, which, in turn, could adversely affect our regulatory capital position. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) that addresses the consolidation rules to be applied to “variable interest entities” as defined in FIN 46. FIN 46, which applies to certain variable interest entities as of February 1, 2003 and to all variable interest entities as of December 14, 2003, provides that certain variable interest entities should not be treated as consolidated subsidiaries. Northway Capital Trust I and Northway Capital Trust II, our Delaware statutory business trusts, may constitute variable interest entities. Historically, issuer trusts, such as Northway Capital Trust I and Northway Capital Trust II that issued junior subordinated debentures have been consolidated by their parent companies. In addition, junior subordinated debentures have been treated as eligible for Tier 1 capital treatment by bank holding companies under the FRB’s rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Accordingly, we have consolidated our existing issuer trusts in preparing our consolidated financial statements in the past, and our outstanding junior subordinated debentures have been treated as Tier 1 capital.

On December 24, 2003, FASB issued a revision to FIN 46 (“FIN46R”), to clarify some of the provisions of FIN 46. Based on FIN46R, we deconsolidated our existing issuer trusts as of December 31, 2003, and restated our historical financial statements. The adoption of FIN46R results in the reclassification of the redeemable junior subordinated debentures from mezzanine capital to other liabilities as well as the reclassification of interest cost from minority interest to interest expense.

This deconsolidation could result in a change to the regulatory capital treatment of junior subordinated debentures issued by us and other U.S. bank holding companies. Specifically, it is possible that since the issuer trusts would no longer be consolidated by us the junior subordinated debentures issued by each such issuer trust would not be considered a minority interest in equity accounts of a consolidated subsidiary and therefore not be accorded Tier 1 capital treatment by the FRB. Trust preferred securities have historically been eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Following the issuance of FIN 46, including the consolidation rules with respect to variable interest entities, the FRB requested public comment on a proposed rule that would limit trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter limits and clearer qualitative standards. After considering the public comments, the FRB issued a final rule on March 1, 2005, which provides that after a five-year transition period ending on March 31, 2009, the aggregate amount of the trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and intangibles. As of December 31, 2005, assuming the aggregate amount of the trust preferred securities is limited to 25% of Tier 1 capital, we would still exceed the regulatory required minimums for capital adequacy purposes.

We could be adversely impacted by changes in applicable regulations. We are subject to extensive federal and state laws and regulations and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which we and our bank subsidiary may conduct business and obtain financing. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted, in the future will not make compliance more difficult or expensive, restrict our ability to originate, broker or sell loans or otherwise adversely affect our operations. See “Supervision and Regulation” on page 4 of this report.

Our business is largely dependent upon the hospitality industry. A number of our loan customers are in the hospitality industry. The hospitality industry is dependent on personal discretionary spending levels. As a result, the hospitality industry may be adversely impacted by economic trends, including recession and increased unemployment. Additionally, unforeseen events including acts of terrorism, war, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the hospitality industry. As a result, our business also is likely to be adversely affected by those events.

Interest rate volatility may adversely impact our results of operations. The principal component of our income stream is net interest and dividend income. Net interest and dividend income is the difference between interest and fee income on earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Our net interest and dividend income may be significantly affected by changes in market interest rates. A decrease in interest rates could reduce our net interest and dividend income as the difference between interest and fee income and interest expense decreases. An increase in interest rates could also negatively impact our results of operations by reducing borrowers’ ability to repay their current loan obligations, resulting in increased loan defaults, foreclosures and write-offs and could necessitate increases to our allowance for loan losses.

Our allowance for loan losses may not be adequate to cover actual losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential loan losses based on several factors. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover our actual losses, which would have an adverse effect on our results of operations, and may cause us to increase the allowance in the future.

Changes in the securities market may adversely impact our results of operations. In recent years the securities market has experienced a significant downturn and will likely continue to experience volatility as a result of, among other things, global economic and political conditions. Continued declines in equity prices, as well as declines in the performance of certain sectors or specific companies, may result in a corresponding decline in the value of Company-held securities. The decline in the value of Company-held securities may decrease our earnings.

Our loans are concentrated in certain areas of New Hampshire and adverse conditions in those markets could adversely affect our operations. We are exposed to real estate and economic factors in the northern and central areas of New Hampshire, as virtually the entire loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these mortgage loans than if the loans were more geographically diverse.

If we do not maintain net income growth, the market price of our common stock could be adversely affected. Our return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on our continued growth and expansion. Our growth strategy has two principal components—internal growth and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is crucial to our external growth. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

We experience strong competition within our markets, which may impact our profitability. Competition in the banking and financial services industry is strong. In our market areas, we compete for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. Our long-term success depends on the ability of our subsidiaries to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to sustain growth in the loan portfolio and our results of operations and financial condition may otherwise be negatively impacted.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. Our banking subsidiary has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a less costly source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at our banking subsidiary decreases relative to our overall banking operations, we may have to rely more heavily on borrowings as a source of funds in the future.

Our banking business is highly regulated. Bank holding companies, national banking associations and state-chartered banks operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Furthermore, our business is affected not only by general economic conditions, but also by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates our bank subsidiaries must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our bank subsidiaries.

We could be held responsible for environmental liabilities of properties we acquire through foreclosure. If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recoup any of the costs from any third party.

To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Although we do not have an aggressive acquisition strategy, we have acquired, and in the future, will continue to consider the acquisition of, other financial services companies. To the extent that we acquire other companies in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

•	The risk that the acquired business will not perform in accordance with management’s expectations;
•	The risk that difficulties will arise in connection with the integration of the operations of the acquired business with the operation of our businesses;
•	The risk that management will divert its attention from other aspects of our business;
•	The risk that we may lose key employees of the acquired business; and
•	The risks associated with entering into geographic and product markets in which we have limited or no direct prior experience.

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance. Through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time to time, we have been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Changes in tax legislation could have a material impact on our results of operations. Changes in tax legislation could have a material impact on our results of operations.

ITEM 2. PROPERTIES

The Company operates 18 branch offices and one commercial lending and administration facility that are located in the central and northern New Hampshire communities of Berlin, Conway (four offices), Gorham, Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton, Franklin, Laconia, Belmont, and Pittsfield. Fourteen of these offices are located on properties the Company owns. The Company leases five of its branches under contracts that expire between April 30, 2006 and December 31, 2015. Furthermore, two of the leases have an option to renew for an additional five years. Seventeen of the Company’s branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market, Inc.’s National Market under the symbol “NWFI”. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by The Nasdaq National Market, and the dividends paid on the common stock:

		Price Per Share		Dividends
		Low	High	Per Share

2005	4th Quarter	$31.59	$35.31	$0.18
	3rd Quarter	30.27	35.56	0.18
	2nd Quarter	29.61	33.77	0.18
	1st Quarter	32.37	35.24	0.17

2004	4th Quarter	$31.30	$34.96	$0.17
	3rd Quarter	29.30	35.12	0.17
	2nd Quarter	33.50	38.60	0.17
	1st Quarter	34.03	38.00	0.17

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

On March 1, 2006, the closing sales price of the common stock on the Nasdaq National Market was $37.49 per share. As of such date, there were approximately 1,130 holders of record of the Company common stock.

The following table sets forth, for the periods indicated, information regarding stock repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2005 to October 31, 2005	-	-	81,515
November 1, 2005 to November 30, 2005	6,000	$33.50	75,515
December 1, 2005 to December 31, 2005	-	-	75,515
Total	6,000	$33.50

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2005. This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing under Item 7 of this report and “Financial Statements and Supplementary Data” appearing under Item 8 of this report.

At or for the years ended December 31,	2005	2004	2003	2002	2001
(Dollars in thousands, except per share data)

Balance Sheet Data:
Total assets	$632,734	$638,418	$609,216	$598,945	$513,939
Securities available-for-sale, at fair value	103,244	101,133	68,082	87,776	55,564
Loans, net of unearned income	460,373	474,706	473,619	445,773	400,316
Allowance for loan losses	5,150	5,204	5,036	4,920	4,642
Other real estate owned	196	-	175	22
Unidentifiable intangible assets	-	-	-	-	8,080
Goodwill	10,152	10,152	10,152	10,152	-
Core deposit intangibles, net	1,995	2,949	3,903	4,857	-
Deposits	464,456	475,359	463,307	476,194	412,840
Long-term debt	105,620	98,620	87,620	66,620	48,028
Stockholders’ equity	50,250	49,510	47,872	44,266	43,339
Income Statement Data:
Net interest and dividend income	$23,176	$22,846	$23,050	$21,664	$20,721
Provision for loan losses	75	495	805	900	900
Noninterest income	3,996	5,097	5,375	3,396	2,909
Noninterest expense	23,582	22,394	22,136	20,035	17,149
Net income	2,673	3,388	3,617	2,598	3,873
Per Common Share Data:
Net income - basic	$1.78	$2.26	$2.40	$1.71	$2.55
Net income - assuming dilution	1.77	2.24	2.39	1.71	2.54
Cash dividends declared	0.71	0.68	0.68	0.68	0.68
Book value	33.70	32.93	31.92	29.19	28.68
Tangible book value	25.39	24.02	22.30	19.07	23.16
Selected Ratios:
Return on average assets	0.43%	0.54%	0.59%	0.49%	0.78%
Return on average equity	5.33	6.97	7.82	5.86	9.14
Dividend payout	39.96	30.10	28.28	39.65	26.54
Average equity to average assets	7.99	7.75	7.61	8.33	8.58

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company. It is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. The discussion set forth below contains certain statements that may be considered “forward-looking statements.” Forward-looking statements involve risks, uncertainties and other factors that may cause the Company’s actual results to materially differ from those projected in the forwarding-looking statements. For further information regarding forward-looking statements, you should review the discussion under the caption “FORWARD-LOOKING STATEMENTS” on page 1 of this report.

OVERVIEW OF PERFORMANCE

The Company derives substantially all of its revenue and income from community bank-related activities. The Bank operates as a typical community banking institution and does not engage in any specialized finance or capital markets activities. Northway functions primarily as the holder of stock of its subsidiary and assists in the management of the operations of its subsidiary as appropriate.

The principal components of the Company’s income sources are net interest and dividend income. Net interest and dividend income is the difference between interest and fee income received on income earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Our other sources of income include revenues from deposit account service fees and fee-based services, such as debit card and ATM fees and sales of securities.

Economic and industry factors that could cause the Company’s financial performance to differ from expected results include changes in applicable federal and state regulations, changes in the hospitality industry on which the Company’s business is largely dependent, interest rate volatility, significant changes in loan losses which may affect the Company’s allowance for loan losses and the related provision for loan losses, and changes in the securities market that would affect the performance of the Company’s investment portfolio. Management evaluates each of these factors on an ongoing basis to determine their impact and to effect any strategies necessary to mitigate these risks.

The Company reported net income of $2,673,000, or $1.78 per common share, in 2005 compared to net income of $3,388,000, or $2.26 per common share, in 2004 and $3,617,000, or $2.40 per common share, in 2003. Return on average equity was 5.33% in 2005, compared to 6.97% in 2004 and 7.82% in 2003. Return on average assets was 0.43% in 2005, compared to 0.54% in 2004 and 0.59% in 2003.

During 2005, the Company recorded an increase in net interest and dividend income of $330,000, as an increase in the average yield on earning assets of 0.33% and an increase in average earning assets of $2,079,000 was only partially offset by an increase in the cost of interest bearing liabilities of 0.31%. During 2005, interest income increased $1,827,000 due primarily to an improvement in the yield on loans as well as an increase in investment balances. Partially offsetting this, interest expense increased $1,497,000 as money market and certificates of deposit rates increased, keeping pace with the rise in interest rates. The Company recorded a reduction in the provision for loan losses of $420,000 as the total provision for 2005 was $75,000 compared to $495,000 for 2004. The decrease in the provision for loan losses was the result of an ongoing review of the adequacy of the allowance for loan losses. Noninterest income, excluding securities gains, increased $203,000 from last year due primarily to improvements in overdraft income, commissions on alternative investments and debit card fees, which was partially offset by decreases in gains on sales of loans and loan fees. During 2005, the Company realized net securities losses totaling $551,000 compared to net securities gains of $753,000 for the prior year. These net losses in 2005 were the result of the restructuring of the investment portfolio as well as the sale of corporate bonds at a loss of $499,000. Noninterest expense increased $1,188,000 due primarily to one-time costs of $1,161,000 associated with the merger of the two banks.

During 2004, the Company recorded a decrease in interest and dividend income of $1,230,000, as a decrease in the average yield on earning assets of 0.39% was only partially offset by an increase in average earning assets of $18,885,000. This was partially offset by the fact that the continuation of a low interest rate environment provided the Company further opportunity to reduce its average cost of interest bearing liabilities. During 2004, the cost of interest bearing liabilities decreased 0.25%, resulting in a decrease in interest expense of $1,026,000. The Company recorded a reduction in the provision for loan losses of $310,000 as the total provision for 2004 was $495,000 compared to $805,000 for 2003. The decrease in the provision for loan losses was the result of an ongoing review of the adequacy of the allowance for loan losses. Noninterest income, excluding securities gains, increased $491,000 from 2003. This reflects, in part, the impact of a new non-deposit product line introduced earlier in 2004, in addition to our continuing efforts to maximize all components of noninterest income, including the introduction of Bounce Protection™ in 2004. Less favorable market conditions for investment securities resulted in lower securities gains for 2004 than in 2003, as realized gains decreased $769,000 to $753,000. Noninterest expense increased $258,000 to $22,394,000 in 2004 compared to $22,136,000 in 2003 due primarily to an increase in salaries and benefits expense.

NET INTEREST AND DIVIDEND INCOME ANALYSIS

Fluctuations in interest rates as well as changes in volume and mix of income earning assets and interest bearing liabilities can materially impact net interest and dividend income, the principal source of our income. The discussion of net interest and dividend income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.

The table below under the caption “Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates,” presents the average balances, income earned or interest paid, and average yields earned or rates paid on the Company’s assets and liabilities for the years ended December 31, 2005, 2004, and 2003.

Net interest and dividend income for 2005 increased $489,000, or 2%, compared to 2004. Interest and dividend income increased $1,986,000, or 7%, in 2005 compared to 2004. Rising interest rates resulted in an improvement in the yield on loans of 0.42% which was partially offset by a decline in average balances of $19,824,000, resulting in an increase in interest and fees on loans of $821,000. Further, the average balance of investments increased $23,097,000 resulting in an improvement in investment income of $966,000.

The increase in interest income was partially offset by an increase in interest expense of $1,497,000, or 20%, in 2005 compared to 2004. Interest expense increased due primarily to an increase in the cost of interest bearing liabilities of 0.31%. This increase was the result of an increase in rates paid on money market accounts, certificates of deposit, securities sold under agreements to repurchase, and junior subordinated debentures. These rates increased as a result of the increase in general interest rates during 2005.

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

Interest expense decreased $1,026,000, or 12%, in 2004 compared to 2003. The decrease in interest expense was due primarily to a 0.25% decrease in rates paid on interest bearing liabilities partially offset by an increase in average balances of $11,061,000. The increase in average balances was primarily the result of increases in average Federal Home Loan Bank (“FHLB”) advances of $17,473,000. Total average deposits, including noninterest bearing DDA, decreased $1,373,000 but a shift in the mix of deposits resulted in a decrease in time deposits of $20,791,000 partially offset by higher average balances in demand deposits, NOW accounts and savings accounts, which are all lower cost sources of funds for the Company.

The trend in net interest and dividend income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest and dividend income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin increased 0.07% to 4.06% in 2005 after having decreased 0.17% to 3.99% in 2004. The increase in the net interest margin for 2005 was a direct result of the increase in the yield on earning assets, which increase was only partially offset by the increase in the cost of funds.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of interest rate fluctuations. During 2005, the net interest rate spread increased 0.02% to 3.80% as the yield on earning assets increased 0.33% and was only partially offset by an increase in the cost of interest bearing liabilities of 0.31%. During 2004, the net interest rate spread decreased 0.14% to 3.78% as the yield on earning assets declined 0.39% and was only partially offset by a decrease in the cost of interest bearing liabilities of 0.25%.

See the tables below under the captions “Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates” and “Consolidated Rate/Volume Variance Analysis” for more information.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND DIVIDEND INCOME/EXPENSE
AND AVERAGE YIELDS/RATES
($000 Omitted)
For the Year Ended December 31,

	2005			2004			2003
	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Federal funds sold	$9,383	$322	3.43%	$10,564	$125	1.18%	$15,153	$118	0.78%
Interest bearing deposits	130	3	2.31	143	1	0.70	224	2	0.89
Securities (1) (2)	109,333	4,650	4.25	86,236	3,684	4.27	79,786	3,584	4.49
Loans, net (3) (4)	464,041	27,642	5.96	483,865	26,821	5.54	466,760	28,115	6.02
Total interest earning assets (5)	582,887	32,617	5.60	580,808	30,631	5.27	561,923	31,819	5.66

Cash and due from banks	14,942			15,637			14,907
Allowance for loan losses	(5,254)			(5,104)			(4,983)
Premises and equipment, net	13,453			13,444			12,447
Other assets	21,750			22,574			23,753
Total assets	$627,778			$627,359			$608,047

Liabilities
Interest bearing liabilities:
Regular savings	$81,534	201	0.25	$85,319	220	0.26	$80,741	338	0.42
NOW and super NOW	96,713	356	0.37	97,170	334	0.34	87,212	285	0.33
Money market accounts	68,398	767	1.12	65,286	460	0.70	66,159	495	0.75
Certificates of deposit	135,751	2,769	2.04	140,614	2,136	1.52	161,405	3,304	2.05
Securities sold under agreements to repurchase	8,836	183	2.07	8,611	87	1.01	7,895	123	1.56
FHLB advances	84,437	3,189	3.78	80,744	3,115	3.86	63,271	2,876	4.55
Junior subordinated debentures	20,620	1,463	7.10	20,620	1,079	5.23	20,620	1,036	5.02
Total interest bearing liabilities	496,289	8,928	1.80	498,364	7,431	1.49	487,303	8,457	1.74
Noninterest bearing deposits	77,845			76,915			71,160
Other liabilities	3,466			3,475			3,307
Total liabilities	577,600			578,754			561,770

Stockholders' equity	50,178			48,605			46,277
Total liabilities and stockholders' equity	$627,778			$627,359			$608,047

Net interest and dividend income (6)		$23,689			$23,200			$23,362

Interest rate spread (7)			3.80%			3.78%			3.92%
Net interest margin (8)			4.06%			3.99%			4.16%

(1)
Reported on a tax equivalent basis. Reported interest on securities of $4,465,000, $3,582,000 and $3,470,000 was adjusted by $185,000, $102,000 and $114,000, for 2005, 2004 and 2003, respectively, to reflect the tax equivalent adjustment.

(2)	Average balances are calculated using the adjusted cost basis.
(3)
Reported on a tax equivalent basis. Reported interest and fees on loans of $27,314,000, $26,569,000 and $27,917,000 was adjusted by $328,000, $252,000 and $198,000 for 2005, 2004 and 2003, respectively, to reflect the tax equivalent adjustment.

(4)	Net of unamortized cost/unearned income. Includes loans held for sale and nonperforming loans.
(5)
Reported on a tax equivalent basis. Reported interest and dividend income of $32,104,000, $30,277,000 and $31,507,000 was adjusted by $513,000, $354,000 and $312,000 for 2005, 2004 and 2003, respectively, to reflect the tax equivalent adjustment.

(6)
Reported on a tax equivalent basis. Reported net interest and dividend income of $23,176,000, $22,846,000 and $23,050,000 was adjusted by $513,000, $354,000 and $312,000 for 2005, 2004 and 2003, respectively, to reflect the tax equivalent adjustment.

(7)	Interest rate spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities.
(8)	The net interest margin equals net interest and dividend income divided by total average interest earning assets.

CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS(1)

	($000 Omitted)
	2005 Compared to 2004 Increase (Decrease) Due to Change In				2004 Compared to 2003 Increase (Decrease) Due to Change In

	Volume	Rate	Mix	Total	Volume	Rate	Mix	Total

Interest and dividend income:
Federal funds sold	$(14)	$238	$(27)	$197	$(36)	$61	$(18)	$7
Interest bearing deposits	-	2	-	2	(1)	-	-	(1)
Securities	987	(16)	(5)	966	290	(176)	(14)	100
Loans, net	(1,099)	2,002	(82)	821	1,030	(2,242)	(82)	(1,294)
Total interest and dividend income	(126)	2,226	(114)	1,986	1,283	(2,357)	(114)	(1,188)

Interest expense:
Regular savings	(10)	(9)	-	(19)	19	(130)	(7)	(118)
NOW and super NOW	(2)	24	-	22	32	15	2	49
Money market accounts	22	272	13	307	(6)	(29)	-	(35)
Certificates of deposit	(74)	732	(25)	633	(426)	(852)	110	(1,168)
Securities sold under agreements to repurchase	2	91	3	96	11	(43)	(4)	(36)
FHLB advances	143	(66)	(3)	74	794	(435)	(120)	239
Junior subordinated debentures	-	384	-	384	-	43	-	43
Total interest expense	81	1,428	(12)	1,497	424	(1,431)	(19)	(1,026)

Net interest and dividend income	$(207)	$798	$(102)	$489	$859	$(926)	$(95)	$(162)

(1)	Reported on a tax equivalent basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the annual cost of providing an allowance for losses inherent in the loan portfolio. The size of the provision for each year is determined by management based upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors.

The provision for loan losses was $75,000 in 2005, a decrease of $420,000 from the provision recorded in 2004. The 2004 provision of $495,000 decreased $310,000 from the provision recorded in 2003. The provision for each of the three years was based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. These reviews are based upon many factors, including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the Company’s allowance for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

The decrease in the 2005 provision was due in part to a reduction in average loans of $19,824,000, which was primarily the result of a decrease in average indirect installment loans which declined $53,234,000. The decrease in the 2004 provision was due in part to a reduction in average impaired loans of $1,100,000 as well as the fact that the Company realized significant recoveries during 2004, which allowed the Company to maintain its coverage ratio.

Although management utilizes its best judgment in providing for losses, there can be no assurance that the Company will not have to change its provision for loan losses in subsequent periods. Management will continue to monitor the allowance for loan losses and modify the provision to the allowance for loan losses as appropriate. For additional information regarding estimates in the assessment of the allowance for loan losses see “Application of Critical Accounting Policies” below.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales.

The following table sets forth the components of the Company’s noninterest income:

	($000 Omitted) Years Ended December 31,
	2005	2004	2003
Service charges and fees on deposit accounts	$2,430	$2,229	$1,673
Loss (gain) on sales of securities available-for-sale, net	(551)	753	1,522
Gain on sales of loans, net	260	374	422
Other	1,857	1,741	1,758
Total noninterest income	$3,996	$5,097	$5,375

Fee income from service charges and fees on deposit accounts increased 9% in 2005, 33% in 2004 and 14% in 2003. The improvement in 2005 is due primarily to an increase in overdraft income due to the full year impact of the introduction of Bounce Protection™, an overdraft privilege program, in April 2004. The improvement in 2004 was due principally to increases in overdraft fee income as the Company introduced new fee schedules in December 2003. In addition, 2004 overdraft income was positively impacted by the Bounce Protection™ introduction. The improvement in 2003 was due principally to increases in overdraft fee income and service charge income resulting from the full year impact of the branch acquisitions completed in October 2002.

During 2005, the Company recognized a net loss on sales of securities of $551,000 compared to net gains on sales of securities of $753,000 in 2004 and $1,522,000 in 2003. Securities losses in 2005 were primarily due to the restructuring of the investment portfolio, which resulted in the sale of U.S. Government Agency bonds at a loss, as well as the sale of corporate bonds at a loss of $499,000. Securities gains in 2004 and 2003 were the result of improved market conditions for investment securities. Securities losses, net, in 2005 included $117,000 of net gains on sales of equity securities compared to net gains of $253,000 in 2004 and net losses of $147,000 in 2003. Net losses on the sales of debt securities totaled $668,000 in 2005 compared to net gains of $500,000 in 2004 and $1,669,000 in 2003.

Gains on sales of loans, net, decreased $114,000 in 2005 compared to 2004. Gains on sales of mortgage loans remained relatively unchanged at $112,000 from the prior year. Gains on sales of commercial loans declined $109,000 due to the fact that during 2004 the Company sold a portfolio of commercial loans guaranteed by the Small Business Administration for a gain of $178,000. Gains on sales of loans, net, decreased $48,000 in 2004 compared to 2003. Gains on sales of mortgage loans decreased $228,000 as the Company opted to retain a greater portion of fixed rate mortgages in portfolio in 2004 compared to 2003. This was partially offset by the Company’s sale of a portfolio of commercial loans guaranteed by the Small Business Administration for a gain of $178,000 in 2004. The low interest rate environment in 2003 resulted in significant mortgage refinancing activity. Therefore, during 2003 the Company decided to sell a portion of this loan volume in the secondary market based on the Company’s underwriting standards. The result of these sales was an increase in gain on sale of loans of $163,000 to $422,000 in 2003.

Other noninterest income (sources of which include debit card interchange fees, credit card merchant and fee income, automated teller machine fees, loan fees, safe deposit fees and commissions on alternative investment products) increased $116,000, or 7%, to $1,857,000 in 2005 following a decrease of $17,000, or 1%, to $1,741,000 in 2004 and an increase of $245,000, or 16%, to $1,758,000 in 2003. The increase in 2005 was due primarily to an increase in income from alternative investments products as well as an increase in debit card income. The decrease in 2004 compared to 2003 was due primarily to the recognition of approximately $191,000 in other loan fees resulting from transactions with Federal Home Loan Mortgage Corporation (“FHLMC”). This decrease was partially offset by the introduction of alternative investment products offered by the Company, which increased fee income by approximately $126,000. The increase in 2003 compared to 2002 was due primarily to the increase in other loan fees.

NONINTEREST EXPENSE

Total noninterest expense increased $1,188,000, or 5%, during 2005 following an increase $258,000, or 1%, during 2004 and an increase of $2,101,000, or 10%, during 2003. The increase in expenses during 2005 is due primarily to one-time merger related expenses of $1,161,000. The increase in expenses during 2004 was due primarily to an increase in salaries and employee benefits. The increase in expenses during 2003 was due in large part to the full year impact of the October 2002 branch purchases, which contributed to the overall increase in salaries and benefits expense, office occupancy and equipment expense and increased expenses associated with the amortization of core deposit intangibles.

NONINTEREST EXPENSE (CONTINUED)

The following table sets forth information relating to the Company's noninterest expense during the periods indicated:

	($000 Omitted) Years Ended December 31,
	2005	2004	2003
Salaries and employee benefits	$11,592	$11,981	$11,426
Office occupancy and equipment	4,090	3,731	3,753
Amortization of core deposit intangibles	954	954	954
Write-down of equity securities	-	-	184
Professional fees	1,523	1,234	1,166
Advertising	757	326	304
Stationery and supplies	647	429	556
Telecommunications	619	595	571
ATM expense	321	295	442
Postage and shipping	317	348	378
Other	2,762	2,501	2,402
Total noninterest expense	$23,582	$22,394	$22,136

Merger related expenses totaled $1,161,000 for 2005 and consisted primarily of advertising expense of $386,000, stationery and supplies of $337,000, equipment expense of $141,000, professional fees of $83,000, legal fees of $81,000 and state transfer tax of $71,000. These one-time costs related to marketing the Northway brand, replacing all existing forms, replacing all existing signage, transfer of real estate, and all necessary legal and computer systems issues related to the merger. These expenses are included in the table above in the appropriate expense categories.

Salaries and employee benefits decreased $389,000, or 3%, from 2004 to 2005 and increased $555,000, or 5%, from 2003 to 2004. The decrease in 2005 was due primarily to a focus on staffing levels, an increase in SFAS No. 91 credits associated with deferred loan origination costs, and a decrease in the expense related to the Supplemental Employee Retirement Plan (“SERP”). The increase in 2004 reflects staff additions in connection with the expansion of the retail franchise, increased lending activities and normal salary and wage increases. Also, during 2004 and 2003, the Company recorded a liability to deferred compensation related to the SERP. Refer to NOTE 15 to the Consolidated Financial Statements for a further discussion regarding the SERP.

Office occupancy and equipment expense increased $218,000, net of merger related expenses of $141,000, during 2005 compared to 2004 and decreased $22,000 from 2003 to 2004. The increase in 2005 was due primarily to increases in building maintenance costs as well as one-time expenses associated with the write-down of leasehold improvements associated with the closure of two supermarket branch facilities.

During 2005 and 2004, the Company recorded no write-down of equity securities compared to $184,000 in 2003. During 2003, five equity securities were determined to be other than temporarily impaired due to sustained weakness in their market sectors as well as weaknesses related to the individual companies.

INCOME TAX EXPENSE

The Company recognized $842,000, $1,666,000 and $1,867,000 in income tax expense for the years ended December 31, 2005, 2004 and 2003, respectively. The effective tax rate was 24.0% for 2005, 33.0% for 2004 and 34.1% for 2003. For additional information relating to income taxes, see NOTE 14 to the Consolidated Financial Statements.

ASSETS

Total assets decreased $5,684,000, or 1%, to $632,734,000 at December 31, 2005 compared to $638,418,000 at December 31, 2004. The following is a summary of significant balance sheet changes.

	($000 Omitted) December 31
	2005	2004	Change	% Change
Total assets	$632,734	$638,418	$(5,684)	(0.9)%
Earning assets	582,558	592,973	(10,415)	(1.8)
Federal funds sold	14,775	10,975	3,800	34.6
Securities available-for-sale, at fair value (1)	108,785	107,013	1,772	1.7
Loans, net of unamortized cost/unearned income	460,373	474,706	(14,333)	(3.0)
Deposits	464,456	475,359	(10,903)	(2.3)
Borrowings	114,983	109,888	5,095	4.6
Stockholders’ equity	50,250	49,510	740	1.5

(1)	2005 includes Federal Home Loan Bank stock and 2004 includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

The decrease in earning assets of $10,415,000 was due primarily to a decrease in loans partially offset by an increase in federal funds sold and securities available-for-sale. The decrease in earning assets was accompanied by a decline in deposits which was partially offset by an increase in borrowings.

SECURITIES AVAILABLE-FOR-SALE

The Company’s securities are classified into one of two categories based on management’s intent to hold the securities: (i) “held-to-maturity” securities, or (ii) securities “available-for-sale.” Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of stockholders’ equity. At December 31, 2005 and 2004 the Company had no securities designated as held-to-maturity.

The following table summarizes the Company's securities portfolio at December 31, 2005 and 2004, showing amortized cost and fair value for each category:

	($000 Omitted) December 31,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury and U.S. government agency securities	$48,728	$47,751	$54,914	$54,563
Mortgage-backed securities	24,704	23,931	29,447	29,291
Collateralized mortgage obligations	8	8	10	10
Marketable equity securities	2,695	2,809	1,827	1,931
Corporate bonds	5,541	5,569	12,001	12,287
State and political subdivision bonds and notes	23,396	23,176	2,966	3,051
Total securities available-for-sale	$105,072	$103,244	$101,165	$101,133

Total securities available-for-sale increased $2,111,000 during 2005 to $103,244,000. While the overall balance of the investment portfolio was relatively unchanged, the Company restructured a portion of portfolio as U.S. government agencies, mortgage-backed securities and corporate bond sales and maturities were redeployed to state and political subdivisions, which provide a higher yield to the Company.

The net unrealized loss on securities available-for-sale was $1,828,000 at December 31, 2005 compared to a net unrealized loss of $32,000 at December 31, 2004. At December 31, 2005, the net unrealized loss on debt securities was $1,942,000 and the net unrealized gain on marketable equity securities was $114,000. At December 31, 2004, the net unrealized loss on debt securities was $136,000 and the net unrealized gain on marketable equity securities was $104,000.

SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

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

At December 31, 2005, the Company’s investment in equity securities totaled $2,809,000. This amount is net of a market value adjustment of $114,000, of which the full amount was reflected as a gain in accumulated other comprehensive loss in stockholders’ equity.

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

A portion of the securities portfolio is pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and treasury, tax and loan accounts. Refer to NOTE 3 to the Consolidated Financial Statements for a further discussion of pledging of securities.

LOANS

Gross loans decreased $14,523,000, or 3%, to $460,289,000 at December 31, 2005 compared to December 31, 2004. This decrease was due primarily to a decrease in indirect installment loans of $54,299,000, which was partially offset by increases in residential real estate, commercial real estate, construction loans and installment loans. Gross loans remained relatively unchanged in 2004, increasing $946,000 due primarily to increases in residential real estate, commercial real estate and commercial loans, partially offset by a decrease in indirect installment loans. The following table presents the composition of the loan portfolio as of December 31, 2005 and 2004:

	($000 Omitted)
	2005	Percent of Total	2004	Percent of Total
Real estate:
Residential	$158,729	34.5%	$147,333	31.0%
Commercial	143,456	31.1	130,334	27.5
Construction	13,241	2.9	5,366	1.1
Commercial	27,349	6.0	27,013	5.7
Installment	35,786	7.8	29,345	6.2
Indirect installment	62,221	13.5	116,520	24.5
Other	19,507	4.2	18,901	4.0
	$460,289	100.0%	$474,812	100.0%

During 2005, the loan portfolio mix continued to shift as runoff from the indirect installment loan portfolio was redeployed into residential real estate, commercial real estate, construction and installment loans. Indirect installment loans comprised 13.5% of the loan portfolio at December 31, 2005 as compared to 24.5% at the end of 2004. Effective August 31, 2004, the Company discontinued the origination of indirect installment loans; therefore, this portfolio continues to decrease. Residential real estate loans increased to account for 34.5% of the portfolio from 31.0% at December 31, 2004 due in part to the decision to retain high credit quality fixed-rate mortgages in the portfolio rather than sell in the secondary market. Commercial real estate and construction loans now comprise 31.1% and 2.9%, respectively of total loans compared to 27.5% and 1.1%, respectively at December 31, 2004 due to the continued efforts of our seasoned commercial lenders. Installment loans comprise 7.8% of the loan portfolio compared to 6.2% a year ago due primarily to an increase in fixed rate home improvement loans.

Commercial real estate loans consist of loans secured by income producing and owner-occupied commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and some are additionally secured by a guarantee of the federal Small Business Administration. Commercial real estate and commercial loans increased by $13,458,000 in 2005 as compared to 2004. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and maintain the balance of its portfolio.

LOANS (CONTINUED)

Residential real estate loans increased by $11,396,000, an 8% increase from 2004, compared to an increase of $17,840,000, or 14%, in 2004 compared to 2003. The Company originates both fixed-rate and adjustable-rate residential loans for its portfolio. Some fixed-rate residential loans are originated for sale to investors in the secondary market. The increase in residential real estate loans in 2005 and 2004 resulted primarily from the Company’s decision to retain a greater percentage of fixed-rate residential mortgage loans.

During 2005, installment loan balances increased $6,441,000, or 22%, from 2004, compared to a decrease of $946,000, or 3%, in 2004 compared to 2003. Indirect installment loans decreased by $54,299,000, or 47%, in 2005 compared to a decrease of $34,287,000, or 23%, in 2004. As previously mentioned, indirect installment originations ceased on August 31, 2004.

NONPERFORMING ASSETS

Nonperforming assets were $3,321,000, or 0.53%, of total assets, at December 31, 2005 compared to $2,949,000, or 0.46% of total assets, at December 31, 2004, an increase of $372,000, or 13%. However, during January 2006, nonperforming loans totaling $1,591,000 were paid in full. Nonperforming assets are comprised primarily of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At December 31, 2005, nonaccrual loans totaled $3,013,000, or 0.66% of total loans, compared to $2,867,000, or 0.60% of total loans, in 2004. At December 31, 2005 other real estate owned totaled $196,000 compared to zero at December 31, 2004. Other chattels owned increased $30,000 to $112,000 at December 31, 2005 compared to $82,000 at December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses inherent in the existing loan portfolio. When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers and the market area in general, and the performance of individual credits in relation to the contract terms. In addition various federal and state regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company’s allowance for loan losses. For additional information regarding estimates in the assessment of the allowance for loan losses see “Application of Critical Accounting Policies-Allowance for Loan Losses” below.

The Company’s allowance for loan losses decreased $54,000 from December 31, 2004 to $5,150,000, or 1.12% of total loans, at December 31, 2005.

The following table sets forth the composition of the allowance for loan losses for the periods indicated:

	($000 Omitted) Years Ended December 31
	2005	2004	2003
Beginning allowance	$5,204	$5,036	$4,920
Provision for loan losses	75	495	805
Loans charged-off	(415)	(665)	(870)
Recoveries on loans previously charged-off	286	338	181
Net charge-offs	(129)	(327)	(689)
Ending allowance	$5,150	$5,204	$5,036
Allowance as a percentage of loans outstanding	1.12%	1.10%	1.06%
Allowance as a percentage of nonperforming loans	170.93	181.51	123.16
Net charge-offs as a percentage of average loans	0.03	0.07	0.15

DEPOSITS

Total deposits at December 31, 2005 were $464,456,000, a decrease of $10,903,000, or 2%, compared to $475,359,000 at December 31, 2004. The decrease in deposits was due primarily to a decrease in savings, NOW and money market deposits partially offset by an increase in time deposits.

The following table sets forth the components of deposits for the periods indicated:

	($000 Omitted) December 31,
	2005	2004
Demand	$77,436	$78,669
Regular savings, NOW and money market	238,689	263,685
Time	148,331	133,005
Total deposits	$464,456	$475,359

At December 31, 2005, time deposits of $100,000 or more are scheduled to mature as follows:

($000 Omitted)
3 months or less	$6,503
Over 3 to 6 months	3,612
Over 6 to 12 months	15,662
Over 12 months	2,520
$28,297

BORROWINGS

At December 31, 2005 short-term borrowings consisted of securities sold under agreements to repurchase of $9,363,000 compared to $11,268,000 for 2004.

Long-term debt in 2005 consists of FHLB term advances of $85,000,000 as well as $20,620,000 of junior subordinated debentures, compared to $78,000,000 of FHLB term advances and $20,620,000 of junior subordinated debentures in 2004. Seven of the long-term term FHLB advances are callable quarterly with their next call dates in January, February and March 2006. The increase in FHLB advances is the result of new advances totaling $13,000,000, which was partially offset by the maturity of $6,000,000 in advances.

Junior subordinated debentures consist of two issues of floating rate trust preferred securities acquired during April and July 2002 in the amount of $7,217,000 and $13,403,000, respectively, due in 2032. These trust preferred securities were offered for the purpose of providing capital to the subsidiary bank to ensure adequate capital following the recent branch acquisitions and for general corporate purposes. As of December 31, 2005, of the $20,620,000 principal amount outstanding, $16,583,000 qualified as Tier 1 capital and $4,037,000 was allocated to Tier 2 capital.

See NOTES 9 and 10 to the Consolidated Financial Statements for additional information regarding the Company’s borrowings.

The following table sets forth certain information concerning the Company’s borrowings at the dates indicated:

	($000 Omitted) December 31,
	2005	2004
Short-term borrowings	$9,363	$11,268
Long-term debt	105,620	98,620
	$114,983	$109,888

At December 31, 2005, long-term debt is scheduled to mature as follows:

($000 Omitted)
Less than one year	$31,000
One to three years	22,000
Three to five years	26,000
Over five years	26,620
$105,620

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Financial instruments with off-balance sheet credit risk at December 31, 2005 and 2004 totaled $60,418,000 and $60,290,000, respectively.

At December 31, 2005, the Bank had commitments to purchase state and political subdivision bonds totaling $2,206,000.

On December 13, 2005, the Bank entered into an agreement with Washington Mutual Bank to purchase two branches located in Belmont and Tilton, New Hampshire. The Bank expects to acquire approximately $31,000,000 of deposits and $10,000,000 of loans. The transaction is expected to close on or about April 7, 2006.

See NOTE 16 to the Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

CAPITAL

The Company's stockholders’ equity serves to support growth and provide depositors and other creditors protection against loss. Equity capital represents the stockholders’ investment in the Company. Management strives to maintain an optimal level of capital on which an attractive return to the stockholders will be realized over both the short-term and long-term, while serving depositors’ and creditors’ needs.

The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage (Tier 1 capital to average assets) ratios. Tier 1 capital consists of stockholders’ equity, net of intangible assets as well as a portion of junior subordinated debentures. Tier 2 capital consists of a limited amount of allowance for loan losses and the portion of junior subordinated debentures not allocated to Tier 1 capital. Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 2005 and 2004, the Bank was “well capitalized” as defined under FDIC regulations.

The following table sets forth the Company’s risk-based capital and leverage ratios:

	($000 Omitted) December 31,
	2005	2004
Risk-adjusted assets	$426,731	$446,807
Tier 1 capital (to average assets)	8.96%	8.43%
Tier 1 capital (to risk weighted assets)	13.07	11.80
Total capital (to risk weighted assets)	15.24	13.94

Total stockholders’ equity includes a $1,104,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2005 and a $691,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2004. At December 31, 2005, this adjustment was comprised solely of a net unrealized loss on securities available-for-sale, net of taxes.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described in NOTE 1 of the Consolidated Financial Statements. As disclosed in NOTE 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Loan Losses. The allowance for loan losses, which is established through a charge to the provision for loan losses, is estimated at the Bank based on estimates of losses related to customer loan balances. In establishing the appropriate provisions for customer loan balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of the customer’s credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) the customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding loan balances based on the Company’s experience in collecting these amounts. The Company’s level of allowance for loan losses fluctuates depending upon all of the factors mentioned above. The use of different estimates or assumptions could produce different provisions for loan losses.

Goodwill and Core Deposit Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill and intangible asset impairment in the fourth quarter of each year. In that goodwill is carried on the books of the Bank and the Company owns 100% of their outstanding stock, there is no market value for their common stock. The Company utilizes a multiple of earnings approach in analyzing the valuation of goodwill. Core deposit intangibles are carried on the books of the Bank as well. The valuation of core deposit intangibles incorporate deposits acquired compared with current deposit levels, considers deposit outflow assumptions made at acquisition as well as other factors.

The most recent impairment test of goodwill and core deposit intangibles indicated that no adjustments were required. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and core deposit intangibles that totaled $10,152,000 and $1,995,000, respectively, at December 31, 2005. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or the impact of changes in federal and state laws and regulations.

Pension Benefits. The Company maintains a trusteed non-contributory pension plan (the “Plan”) covering substantially all full-time employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the Plan. Key factors include assumptions about the expected rates of return on plan assets and discount rates. The Company considers market conditions, including changes in investment returns and interest rates, in making these assumptions.

The Company determines the expected long-term rate of return on plan assets based on the building block method, which consists of aggregating the expected rates of return for each component of the plan’s asset mix. Plan assets are comprised primarily of mutual funds including bond funds, US equity funds, international equity funds, real estate funds and short-term money market funds. The Company uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate for high-quality fixed income debt instruments on the Company’s annual measurement date (December 31) and is subject to change each year.

Unrecognized actuarial gains and losses are being recognized over approximately a 17-year period, which represents the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense in accordance with FAS 87, “Employers’ Accounting for Pensions.”

The actuarial assumptions used by the Company in determining its pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect the Company’s financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Company’s Boards of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Company's Asset Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest--bearing liabilities reflected on the Company's balance sheet. The Company uses computer simulations to determine the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, loan and deposit pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations based on numerous assumptions are run under various interest rate scenarios to determine the impact on net interest income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented.

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon given both an immediate 300 basis point, or 3%, upward and downward shift in interest rates. Given the current level of interest rates, the Company has modeled an upward shift in rates of 300 basis points and a downward shift in rates of 200 basis points. Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2005 earnings simulation model projects that net interest income for the twelve months ending December 31, 2006 would decrease by an amount equal to approximately 3.00%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2005 earnings simulation model projects that net interest income for the twelve months ending December 31, 2006 would decrease by an amount equal to approximately 7.14%.

Using an immediate rate shock simulation where interest rates increase 300 basis points, the December 31, 2005 earnings simulation model projected that net interest income for the twelve months ending December 31, 2007 would decrease by an amount equal to approximately 4.79%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2005 earnings simulation model projected that net interest income for the twelve months ending December 31, 2007 would increase by an amount equal to approximately 7.45%. The projected results are within Company’s ALCO policy limits for both years.

MARKET RISK (CONTINUED)

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cashflows-. The assumptions differed in each of the periods included in the sensitivity analysis above. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The most significant factors affecting the changes in market risk exposure during 2005 compared to 2004 was the increase in interest rates, changes in the yield curve for investment securities, the increase in the aggregate principal amount in fixed-rate loans extended by the Bank, the aggregate increase in securities available-for-sale, the decrease in total deposits, and the increase in long-term debt.

LIQUIDITY RISK

Liquidity risk management involves the Company’s ability to raise funds in order to meet its existing and anticipated financial obligations. These obligations are the withdrawal of deposits on demand or at contractual maturity, the repayment of debt as it matures, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLB credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by ALCO. At the bank level, liquidity is managed by measuring the net amount of marketable assets after deducting pledged assets, plus lines of credit, primarily with the FHLB, which are available to fund liquidity requirements. Management then measures the adequacy of that aggregate amount relative to the aggregate amount of liabilities deemed to be sensitive or volatile. These include brokered deposits, deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding.

Additionally, the Company requires cash for various operating needs including dividends to stockholders, the purchase of treasury stock, capital injections to the Bank, and the payment of general corporate expenses. The primary sources of liquidity for the Company are dividends from the Bank and reimbursement for services performed on behalf of the Bank. Additionally, the Company may utilize outside sources of funding such as the issuance of the trust preferred securities.

Cash and cash equivalents increased $4,593,000 during 2005. Cash provided from investing activities totaled $7,631,000 with lending activities providing $13,631,000, net, and investment activities using $7,173,000, net. Cash used by financing activities totaled $7,340,000. This cash consisted of a decrease in deposits of $10,903,000, a decrease in repurchase agreements of $1,905,000, advances of $13,000,000 from the FHLB advances partially offset by the repayment of maturing FHLB advances in the amount of $6,000,000. The net cash provided by operating activities totaled $4,302,000 and consisted primarily of net income of $2,673,000 and a decrease in other assets and other liabilities, net.

CAPITAL EXPENDITURES AND COMMITMENTS

During 2005, the Company incurred approximately $1,257,000 in capital expenditures, which included new signage related to the name change and merger of PNB into the Bank, ATM upgrades, security camera upgrades, renovations to the Belmont facility, renovations to the Berlin facility due to the relocation of item processing, as well as the normal replacement of, or upgrades in, existing property and equipment. During 2005, the Company disposed of assets with a total net book value of approximately $1,747,000, which consisted primarily of the West Plymouth branch facility.

During 2004, the Company incurred approximately $2,267,000 in capital expenditures, which included improvements and office furnishing for the commercial lending and administration facility in North Conway, New Hampshire, an upgrade to the AS400 computer system and the normal replacement of, or upgrades in, existing property and equipment.

The Company’s estimated capital expenditures for 2006 total $2,900,000. This budget includes purchasing buildings and equipment for a pending acquisition of two branches, renovations for thirteen branch locations, new item processing equipment, and various software upgrades.

CONTRACTUAL OBLIGATIONS

The table below contains information on the Company’s contractual obligations as of the fiscal year ended December 31, 2005:

	($000 Omitted)

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
FHLB Advances	$85,000	$31,000	$22,000	$26,000	$6,000
Junior subordinated debentures	20,620	-	-	-	20,620
Total	$105,620	$31,000	$22,000	$26,000	$26,620

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	($000 Omitted, Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Interest and dividend income
Interest and fees on loans	$27,314	$26,569	$27,917
Interest on debt securities available-for-sale:
Taxable	3,843	3,201	3,075
Tax-exempt	299	142	158
Dividends	323	239	237
Interest on federal funds sold	322	125	118
Interest on interest-bearing deposits	3	1	2
Total interest and dividend income	32,104	30,277	31,507

Interest expense
Interest on deposits	4,092	3,150	4,422
Interest on short-term borrowings	257	110	126
Interest on long-term debt	4,579	4,171	3,909
Total interest expense	8,928	7,431	8,457
Net interest and dividend income	23,176	22,846	23,050
Provision for loan losses	75	495	805
Net interest and dividend income after provision for loan losses	23,101	22,351	22,245

Noninterest income
Service charges and fees on deposit accounts	2,430	2,229	1,673
(Loss) gain on sales of securities available-for-sale, net	(551)	753	1,522
Gain on sales of loans, net	260	374	422
Other	1,857	1,741	1,758
Total noninterest income	3,996	5,097	5,375

Noninterest expense
Salaries and employee benefits	11,592	11,981	11,426
Office occupancy and equipment	4,090	3,731	3,753
Amortization of core deposit intangibles	954	954	954
Write-down of equity securities	-	-	184
Other	6,946	5,728	5,819
Total noninterest expense	23,582	22,394	22,136

Income before income tax expense	3,515	5,054	5,484
Income tax expense	842	1,666	1,867
Net income	$2,673	$3,388	$3,617

Basic earnings per common share	$1.78	$2.26	$2.40
Earnings per common share assuming dilution	$1.77	$2.24	$2.39
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	($000 Omitted)
AS OF DECEMBER 31,	2005	2004

Assets
Cash and cash equivalents
Cash and due from banks and interest-bearing deposits	$14,587	$13,794
Federal funds sold	14,775	10,975
Total cash and cash equivalents	29,362	24,769

Securities available-for-sale, at fair value	103,244	101,133
Federal Home Loan Bank stock	5,541	5,515
Federal Reserve Bank stock	-	365
Loans held-for-sale	453	311
Loans, net before allowance for loan losses	460,373	474,706
Less: allowance for loan losses	5,150	5,204
Net loans	455,223	469,502

Premises and equipment, net	11,735	13,701
Other real estate owned	196	-
Goodwill	10,152	10,152
Core deposit intangibles, net	1,995	2,949
Other assets	14,833	10,021
Total assets	$632,734	$638,418

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$77,436	$78,669
Regular savings, NOW and money market deposit accounts	238,689	263,685
Certificates of deposit (in denominations of $100,000 or more)	28,297	18,935
Other time	120,034	114,070
Total deposits	464,456	475,359

Short-term borrowings	9,363	11,268
Long-term debt	105,620	98,620
Other liabilities	3,045	3,661
Total liabilities	582,484	588,908

Stockholders' equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 shares issued and 1,491,174 shares outstanding in 2005 and 1,503,574 shares outstanding in 2004	1,732	1,732
Additional paid-in capital	2,064	2,075
Retained earnings	54,089	52,484
Treasury stock (240,795 shares at December 31, 2005 and 228,395 shares at December 31, 2004)	(6,531)	(6,090)
Accumulated other comprehensive loss, net of tax	(1,104)	(691)
Total stockholders’ equity	50,250	49,510
Total liabilities and stockholders’ equity	$632,734	$638,418
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	($000 Omitted)
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Stock	Income (Loss)¹	Equity
Balance at December 31, 2002	$1,732	$2,088	$47,523	$(5,711)	$(1,366)	$44,266
Net income - 2003	-	-	3,617	-	-	3,617
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	-	-	-	-	1,110	1,110
Net change in unfunded pension accumulated benefit obligation, net of tax	-	-	-	-	405	405
Treasury stock purchased	-	-	-	(502)	-	(502)
Cash dividends declared ($0.68 per share)	-	-	(1,024)	-	-	(1,024)
Balance at December 31, 2003	1,732	2,088	50,116	(6,213)	149	47,872
Net income - 2004	-	-	3,388	-	-	3,388
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	-	-	-	-	(889)	(889)
Net change in unfunded pension accumulated benefit obligation, net of tax	-	-	-	-	49	49
Exercise of stock options, net of tax benefit	-	(13)	-	123	-	110
Cash dividends declared ($0.68 per share)	-	-	(1,020	-	-	(1,020)
Balance at December 31, 2004	1,732	2,075	52,484	(6,090)	(691)	49,510
Net income - 2005	-	-	2,673	-	-	2,673
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	-	-	-	-	(1,085)	(1,085)
Net change in unfunded pension accumulated benefit obligation, net of tax	-	-	-	-	672	672
Exercise of stock options, net of tax benefit	-	(11)	-	122	-	111
Treasury stock purchased	-	-	-	(563)	-	(563)
Cash dividends declared ($0.71 per share)	-	-	(1,068)	-	-	(1,068)
Balance at December 31, 2005	$1,732	$2,064	$54,089	$(6,531)	$(1,104)	$50,250

[1]
Accumulated other comprehensive loss as of December 31, 2005 consists of net unrealized holding losses on available-for-sale securities of $1,104, net of tax. Accumulated other comprehensive loss as of December 31, 2004 consists of net unrealized holding losses on available-for-sale securities of $19, net of tax, and net unfunded pension accumulated benefit obligation of $672, net of tax. Accumulated other comprehensive income as of December 31, 2003 consists of net unrealized holding gains on available-for-sale securities of $870, net of tax, and net unfunded pension accumulated benefit obligation of $721, net of tax.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003

Net income	$2,673	$3,388	$3,617
Other comprehensive (loss) income
Net unrealized holding (losses) gains on securities available-for-sale	(2,347)	(720)	2,662
Reclassification adjustment for realized losses (gains) in net income	551	(753)	(1,338)
Net unrealized (losses) gains on securities	(1,796)	(1,473)	1,324
Minimum pension liability adjustment	1,018	74	615
Other comprehensive (loss) income	(778)	(1,399)	1,939
Income tax (benefit) expense	(365)	(559)	424
Other comprehensive (loss) income, net of tax	(413)	(840)	1,515
Comprehensive income	$2,260	$2,548	$5,132
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$2,673	$3,388	$3,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	495	805
Depreciation and amortization	2,367	2,369	2,381
Deferred income tax (benefit) expense	(4)	43	(249)
Write-down of equity securities	-	-	184
Loss (gain) on sales of securities available-for-sale, net	551	(753)	(1,522)
Loss on sale, disposal and write-down of premises and equipment	57	9	28
Amortization of premiums and accretion of discounts on securities, net	54	90	408
Change in unearned income/unamortized cost, net	(190)	(141)	40
Accretion of discount on loans acquired	(140)	(160)	(106)
Loss (gain) on sales of other real estate owned and other personal property, net	-	9	(58)
Net (increase) decrease in loans held-for-sale	(142)	200	158
Net change in other assets and other liabilities	(999)	587	1,488
Net cash provided by operating activities	4,302	6,136	7,174

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	16,002	16,964	24,520
Proceeds from maturities of securities available-for-sale	17,315	25,690	76,716
Purchases of securities available-for-sale	(40,829)	(76,515)	(80,314)
Purchases of Federal Home Loan Bank stock	(26)	(810)	(73)
Purchases of Federal Reserve Bank stock	-	-	(285)
Proceeds from sales of Federal Reserve Bank stock	365	-	-
Loan originations and principal collections, net	13,345	(7,142)	(28,494)
Recoveries of previously charged-off loans	286	338	181
Proceeds from sale of commercial loans	-	5,088	-
Proceeds from sales of and payments received on other real estate owned	25	-	285
Proceeds from sales of and payments received on other personal property	652	604	822
Disposal of (additions to) premises and equipment, net	496	(2,267)	(1,810)
Purchase of company owned life insurance policies	-	(400)	(800)
Net cash provided by (used by) investing activities	7,631	(38,450)	(9,252)

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,903)	12,052	(12,887)
Net (decrease) increase in short-term borrowings	(1,905)	3,867	(850)
Advances from Federal Home Loan Bank (FHLB)	13,000	20,000	28,000
Repayment of FHLB advances	(6,000)	(9,000)	(7,000)
Exercise of stock options	99	99	-
Purchases of treasury stock	(563)	-	(502)
Cash dividends paid	(1,068)	(1,020)	(1,024)
Net cash (used by) provided by financing activities	(7,340)	25,998	5,737
Net increase (decrease) in cash and cash equivalents	4,593	(6,316)	3,659
Cash and cash equivalents at beginning of year	24,769	31,085	27,426
Cash and cash equivalents at end of year	$29,362	$24,769	$31,085
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003

Supplemental disclosures of cash flows:
Interest paid	$8,662	$7,519	$8,617
Income taxes paid	1,106	2,090	1,610
Loans transferred to other real estate owned	221	-	46
Loans transferred to other personal property	682	603	824
Amount due from customer for pending municipal security maturity	3,000	-	-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Northway is a bank holding company formed in 1997 under the laws of New Hampshire and is registered under the Bank Holding Company Act of 1956. Northway’s only business activity has been to own all of the shares of, and provide management, capital and operational support to Northway Bank (“Bank”), formerly known as The Berlin City Bank, and its Delaware statutory business trusts Northway Capital Trust I and Northway Capital Trust II. October 1, 2005 The Berlin City Bank was renamed Northway Bank and The Pemigewasset National Bank of Plymouth, New Hampshire was merged into Northway Bank. The Company’s headquarters are in Berlin, New Hampshire. The banking subsidy is engaged principally in the business of attracting deposits from the general public and investing those deposits in securities, commercial loans, real estate loans, and consumer loans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Northway Capital Trust I and Northway Capital Trust II, subsidiaries of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), these subsidiaries have not been included in the consolidated financial statements.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year’s presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold.

Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; if debt and equity securities are bought and held principally for the purpose of selling in the near term they would be classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income taxes. At this time, the Company has not established a trading account.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loans

Loans are carried at the principal amounts outstanding, net of any unearned income or unamortized cost, premiums on originated loans and discounts on acquired loans. Unearned income and unamortized cost includes loan origination fees, net of direct loan origination costs. This income or expense is deferred and recognized as adjustments to loan income over the contractual life of the related notes using a method the result of which approximates that of the interest method.

Loans are placed on nonaccrual when payment of principal or interest is considered to be in doubt or is past due 90 days or more. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Previously accrued income on nonaccrual loans that has not been collected is reversed from current income, and subsequent cash receipts are recorded as income if principal on the loans is deemed collectible. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance.

The Company’s loans are primarily secured by real estate in New Hampshire. In addition, other real estate owned is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of other real estate owned are susceptible to changing conditions in this market.

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

While management uses available information in establishing the allowance for loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the estimates used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Estimated lives are thirty-nine years for buildings, ten to fifteen years for building improvements and three to seven years for furniture and equipment.

Amortization of leasehold improvements is accumulated on a straight-line basis over the lesser of the term of the respective lease or the asset’s useful life, not to exceed ten years.

Other Real Estate Owned

Other real estate owned is comprised of properties acquired either through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and for which the Company has taken physical possession. The Company classifies loans as repossessed or foreclosed if the Company receives physical possession of the debtor’s assets, regardless of whether or not foreclosure proceedings take place.

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

Stock-Based Compensation

At December 31, 2005, the Company has a stock-based employee compensation plan which is described more fully in NOTE 15. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, to stock-based employee compensation.

		($000 Omitted, except per share data)
		2005	2004	2003

Net income	As reported	$2,673	$3,388	$3,617
Deduct: Total stock-based employee compensation expense determined under fair value based methods awards, net of related tax effects		-	-	39
	Pro forma	$2,673	$3,388	$3,578

Earnings per common share	As reported	$1.78	$2.26	$2.40
	Pro forma	1.78	2.26	2.37

Earnings per common share	As reported	$1.77	$2.24	$2.39
(assuming dilution)	Pro forma	1.77	2.24	2.36

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Earnings per common share have been computed based on the following:

	($000 Omitted) Years Ended December 31,
	2005	2004	2003

Net income	$2,673	$3,388	$3,617
Less: Preferred stock dividends	-	-	-

Net income applicable to common stock	$2,673	$3,388	$3,617

Average number of common shares outstanding	1,502.1	1,500.1	1,504.4
Effect of dilutive options	9.3	11.6	7.8
Average number of common shares outstanding used to calculate diluted earnings per common share	1,511.4	1,511.7	1,512.2

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim reporting period that begins after December 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

NOTE 2 CASH AND DUE FROM BANKS

There was no cash due from banks at December 31, 2005 subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank. At December 31, 2004, there was $3,753,000, which was subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

NOTE 3 SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities at December 31, 2005 and 2004 follows:

	($000 Omitted)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Treasury and other U.S. government agency securities	$48,728	$-	$977	$47,751
Marketable equity securities	2,695	178	64	2,809
Mortgage-backed securities	24,704	1	774	23,931
Collateralized mortgage obligations	8	-	-	8
Corporate bonds	5,541	37	9	5,569
State and political subdivision bonds and notes	23,396	45	265	23,176
	$105,072	$261	$2,089	$103,244

December 31, 2004
U.S. Treasury and other U.S. government agency securities	$54,914	$1	$352	$54,563
Marketable equity securities	1,827	136	32	1,931
Mortgage-backed securities	29,447	92	248	29,291
Collateralized mortgage obligations	10	-	-	10
Corporate bonds	12,001	293	7	12,287
State and political subdivision bonds and notes	2,966	85	-	3,051
	$101,165	$607	$639	$101,133

The contractual maturity distribution of investments in debt obligations at December 31, 2005 follows:

	($000 Omitted)
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total Amortized Cost
U.S. Treasury and other U.S. government agency securities	$5,998	$37,730	$5,000	$-	$48,728
Mortgage-backed securities	-	29	-	24,675	24,704
Collateralized mortgage obligations	-	-	-	8	8
Corporate bonds	2,003	3,538	-	-	5,541
State and political subdivision bonds and notes	1,101	425	562	21,308	23,396
Total amortized cost	$9,102	$41,722	$5,562	$45,991	$102,377

Fair value	$9,052	$40,916	$5,485	$44,982	$100,435

Actual maturities of state and political subdivision bonds and notes, mortgage-backed securities and collateralized mortgage obligations will differ from the maturities presented because borrowers have the right to prepay obligations without prepayment penalties.

An analysis of gross realized gains and losses on sales of securities available-for-sale during the years ended December 31, follows:

	($000 Omitted)
	2005		2004		2003
	Realized Gains	Realized Losses	Realized Gains	Realized Losses	Realized Gains	Realized Losses
Marketable equity securities	$221	$104	$402	$149	$97	$244
U.S. Treasury and other U.S. government agency securities	-	200	5	-	15	-
Mortgage-backed securities	12	11	-	-	-	-
Corporate bonds	30	499	539	50	1,682	28
State and political subdivision bonds and notes	-	-	6	-	-	-
	$263	$814	$952	$199	$1,794	$272

NOTE 3 SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

The tax (benefit) provision applicable to these net realized (losses)/gains amounted to $(218,000), $298,000 and $603,000 for 2005, 2004, and 2003, respectively.

Securities with a carrying amount totaling $73,651,000 and $72,106,000 were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and treasury, tax and loan accounts at December 31, 2005 and 2004, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2005:

	($000 Omitted)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agency securities	$13,774	$218	$33,977	$759	$47,751	$977
Marketable equity securities	881	53	64	11	945	64
Mortgage-backed securities	5,806	97	18,095	677	23,901	774
Corporate bonds	1,525	9	-	-	1,525	9
State and political subdivision bonds and notes	17,026	265	-	-	17,026	265
Total temporarily impaired securities	$39,012	$642	$52,136	$1,447	$91,148	$2,089

At December 31, 2005, securities with a total fair value of $91,149,000 were in a loss position. These securities included twenty U.S. government agency securities with a fair value of $47,751,000 and an unrealized loss of $977,000. These securities had an unrealized loss due to the current interest rate environment. As these securities are guaranteed by U.S. government agencies such as FHLB, FHLMC or FNMA there is no credit risk associated with them. These securities are not other-than-temporarily impaired as the Company has the ability and the intent to hold these securities until recovery to cost basis.

Mortgage-backed securities with a fair value of $23,901,000 had an unrealized loss of $774,000 at December 31, 2005. As with the U.S. government agency securities, these securities have an unrealized loss due to the current interest rate environment. As all of these mortgage-backed securities are guaranteed by U.S. government agencies such as FHLMC, GNMA or FNMA there is no credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company has the ability and intent to hold these securities until recovery to cost basis.

Nineteen marketable equity securities with a fair value of $945,000 had an unrealized loss of $64,000 at December 31, 2005. Marketable equity securities are subject to internal testing on a quarterly basis to determine impairment. Testing includes review of industry analyst reports, credit ratings, sector analysis and earnings projections. Based upon the December 31, 2005 review, these securities were not determined to be other-than-temporarily impaired.

Two corporate bond securities with a fair value of $1,525,000 had an unrealized loss of $9,000 at December 31, 2005. Corporate bond securities are subject to internal testing on a quarterly basis to determine other-than-temporary impairment. Based upon the December 31, 2005 review, these securities were not determined to be other-than-temporarily impaired.

Thirty-six state and political subdivision securities with a fair value of $17,026,000 had an unrealized loss of $265,000 at December 31, 2005. As all of these state and political subdivision securities are guaranteed by municipalities there is minimal credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company had the ability to hold these securities until recovery to cost basis.

NOTE 4 LOANS

Loan balances were comprised of the following:
	($000 Omitted)
December 31,	2005	2004
Real estate:
Residential	$158,729	$147,333
Commercial	143,456	130,334
Construction	13,241	5,366
Commercial	27,349	27,013
Installment	35,786	29,345
Indirect installment	62,221	116,520
Other	19,507	18,901
Total loans	460,289	474,812
Less:
(Unamortized cost) unearned income	(84)	106
Allowance for loan losses	5,150	5,204
Total (unamortized cost) unearned income and allowance for loan losses	5,066	5,310
Net loans	$455,223	$469,502

Total loans above are net of unearned discount on loans acquired in the amount of $275,000 and $415,000 at December 31, 2005 and 2004, respectively. In addition, total loans above are net of unamortized premium on indirect installment loans originated in the amount of $789,000 and $2,005,000 at December 31, 2005 and 2004, respectively.

Loans are made in the ordinary course of business to directors, executive officers, and their immediate families and to organizations in which such persons have more than a 10% ownership interest. These loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Total loans to such persons and their companies amounted to $544,000 as of December 31, 2005. During 2005, principal payments were $125,000 and principal advances amounted to $156,000.

The Company’s lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay is dependent upon the economic conditions prevailing in New Hampshire. The Company maintains significant credit relationships with borrowers in the hotel and motel industry. The aggregate loan balances to these industries totaled $67,152,000 at December 31, 2005 and $59,730,000 at December 31, 2004.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans total $39,219,000 and $43,979,000 at December 31, 2005 and 2004, respectively. The Company sold $15,705,000 of mortgage loans in 2005 and $15,228,000 of mortgage loans and $5,088,000 of SBA guaranteed commercial loans in 2004.

The Company capitalized $79,000 and $80,000 of servicing rights and amortized $144,000 and $168,000 of total servicing rights in 2005 and 2004, respectively. The impairment valuation allowance of mortgage servicing rights was reduced by $3,000 and $2,000 in 2005 and 2004, respectively. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. At December 31, 2005 and 2004, respectively, the carrying amount of servicing rights was $236,000 and $298,000, and is included in other assets. At December 31, 2005 and 2004, respectively, the fair value of servicing rights was $389,000 and $415,000.

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

At December 31, 2005 and 2004, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $0 and $838,000, respectively. The gross interest income that would have been recorded in the year ended December 31, 2004 if such restructured loans had been current in accordance with their original terms was $60,000. The amount of interest income recognized on such restructured loans for the year ended December 31, 2004 was $43,000.

NOTE 4 LOANS (CONTINUED)

At December 31, 2005 and 2004, nonperforming loans totaled $3,013,000 and $2,867,000, respectively. No nonperforming loans were past due 90 days or more and still accruing interest at December 31, 2005 and 2004. During January 2006, nonperforming loans totaling $1,591,000 were paid in full.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,082,000 and $1,914,000 at December 31, 2005 and 2004, respectively, for which the related allowance for loan losses is $0 and $307,000 as of December 31, 2005 and 2004, respectively. All of the Company’s impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. The average recorded investment in impaired loans during the twelve months ended December 31, 2005 and 2004 was approximately $2,147,000 and $2,305,000, respectively. For the twelve months ended December 31, 2005 and 2004 the Company recognized interest income on impaired loans of $97,000 and $147,000, respectively, which included $88,000 and $128,000 of interest income recognized using the cash-basis method of income recognition, respectively.

NOTE 5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, follows:

	($000 Omitted)
	2005	2004	2003
Balance at beginning of year	$5,204	$5,036	$4,920
Provision for loan losses	75	495	805
Recoveries on loans previously charged-off	286	338	181
Loans charged-off	(415)	(665)	(870)
Balance at end of year	$5,150	$5,204	$5,036

NOTE 6 PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	($000 Omitted) December 31,
	2005	2004
Land	$2,455	$2,650
Buildings	9,718	11,509
Leasehold improvements	120	365
Construction in progress	129	36
Equipment	9,359	8,906
	21,781	23,466
Less accumulated depreciation and amortization	10,046	9,765
	$11,735	$13,701

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,413,000, $1,415,000 and $1,427,000, respectively.

The Company leases five of its branch locations and an automobile under non-cancelable operating leases. In addition, the Company leases one storage facility under a non-cancelable lease and one storage facility as a tenant-at-will. Minimum lease payments in future periods under non-cancelable operating leases at December 31, 2005 are as follows:

($000 Omitted)
2006	$195
2007	151
2008	52
2009	22
2010	22
Thereafter	112
$554

NOTE 6 PREMISES AND EQUIPMENT (CONTINUED)

The terms of two of the leases provide that the Company can, at the end of the current five-year term, renew the lease under one five-year option. The terms of a third lease provide that the Company can, at the end of a ten-year term, renew the lease under two five-year options. All branch leases contain a provision that the Company shall pay its pro-rata share of operating costs. Additionally, two of the leases require that the Company pay all real estate taxes. The automobile lease contains a purchase option at the end of the lease term.

Rent expense for the years ended December 31, 2005, 2004, and 2003 amounted to $359,000, $404,000 and $421,000, respectively.

NOTE 7 OTHER REAL ESTATE OWNED

Other real estate owned consists of real estate acquired by foreclosure or a similar conveyance of title. At December 31, 2005 other real estate owned was comprised of commercial real estate of $196,000. At December 31, 2004, the Company had no other real estate owned.

Sales of other real estate owned by the Company resulted in no gains or losses for each of the years ended December 31, 2005, 2004, 2003, respectively.

There were no write-downs on other real estate owned for the years ended December 31, 2005, 2004, and 2003.

NOTE 8 DEPOSITS

The aggregate amount of maturities for time deposits as of December 31, 2005 for each of the following five years is as follows:

($000 Omitted)
2006	$134,786
2007	12,042
2008	1,078
2009	298
2010	127
$148,331

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $3,785,000 and $2,953,000, respectively.

NOTE 9 SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase. The securities sold under agreements to repurchase as of December 31, 2005 and 2004 are securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The underlying securities associated with securities sold under agreements to repurchase are under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 10 LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of FHLB advances of $85,000,000 and $78,000,000, respectively, as well as $20,620,000 of junior subordinated debentures, for each year.

As of December 31, 2005, contractual principal payments due under long-term debt, which consists of FHLB advances and junior subordinated debentures, are as follows:

($000 Omitted)
2006	$31,000
2007	15,000
2008	7,000
2009	19,000
2010	7,000
2011 and years thereafter	26,620
$105,620

NOTE 10 LONG-TERM DEBT (CONTINUED)

The FHLB long-term debt consisted of twenty eight separate advances. Seven of these advances are callable with the following rates and terms:

($000 Omitted)
Amount	Rate	Maturity Date	Next Call Date
$ 5,000	6.11%	03/28/07	03/28/06
7,000	5.54	11/02/09	02/01/06
7,000	5.57	11/09/09	02/09/06
5,000	5.91	12/17/09	03/17/06
2,000	4.80	12/27/10	03/26/06
3,000	4.50	01/24/11	01/22/06
1,000	4.58	02/07/11	02/06/06
$30,000

The remaining twenty one advances, totaling $55,000,000, are at rates ranging from 1.96% to 4.46% with a weighted average rate of 2.81%.

The $20,620,000 of junior subordinated debentures consists of the following two issues:

On April 10, 2002, the Company completed the private placement of $7,217,000 aggregate liquidation amount of floating rate trust preferred securities (the “Trust I Capital Securities”) issued by its Delaware statutory business trust, Northway Capital Trust I (“Capital Trust I”). The Trust I Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust I Capital Securities, which included the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the “Trust I Junior Subordinated Debt”), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 8.15%. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

On July 11, 2002, the Company completed the private placement of $13,403,000 aggregate liquidation amount of floating rate trust preferred securities (the “Trust II Capital Securities”) issued by its Delaware statutory business trust, Northway Capital Trust II (the “Capital Trust II”). The Trust II Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust II Capital Securities, which include the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the “Trust II Junior Subordinated Debt”), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65%, with a ceiling of 12.50% for the first five years. Currently, the interest rate on these securities is 7.80%. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

NOTE 11 GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2005, the Company has goodwill and core deposit intangibles totaling $12,147,000. Core deposit intangibles are being amortized over their useful lives and goodwill is tested for impairment at least annually.

The changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2005 and 2004 are as follows:

	($000 Omitted)
	Goodwill	Core Deposit Intangibles
Balance, December 31, 2003	$10,152	$3,903
Amortization expense	-	(954)
Balance, December 31, 2004	10,152	2,949
Amortization expense	-	(954)
Balance, December 31, 2005	$10,152	$1,995

Estimated annual amortization expense:

	($000 Omitted)
	Goodwill	Core Deposit Intangibles
2006	-	$927
2007	-	320
2008	-	320
2009	-	320
2010	-	108

The following table reflects the gross carrying amount and accumulated amortization of core deposit intangibles as of December 31, 2005:

	($000 Omitted)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$5,332	$3,337	$1,995

Management reviews the carrying amount of intangible assets on an ongoing basis, taking into consideration any events and circumstances that might have diminished such amount. During 2005 and 2004, the Company reviewed the carrying amount of intangible assets and determined that no impairment was required.

NOTE 12 REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios above regulatory prescribed minimum levels. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

NOTE 12 REGULATORY MATTERS (CONTINUED)

These minimum capital amounts and ratios, as well as the Company’s and Bank’s actual capital amounts and ratios, are presented in the following table:

	($000 Omitted)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Tier 1 capital (to average assets)
Consolidated	$55,765	8.96%	$24,888	>4.00%	N/A
Northway Bank	50,450	8.19	24,644	>4.00	$30,806	>5.00%

Total capital (to risk weighted assets)
Consolidated	65,025	15.24	34,138	>8.00	N/A
Northway Bank	55,673	13.25	33,623	>8.00	42,029	>10.00

Tier 1 capital (to risk weighted assets)
Consolidated	55,765	13.07	17,069	>4.00	N/A
Northway Bank	50,450	12.00	16,812	>4.00	25,217	>6.00

As of December 31, 2004
Tier 1 capital (to average assets)
Consolidated	52,736	8.43	25,014	>4.00	N/A
Northway Bank	48,150	7.72	24,940	>4.00	31,176	>5.00

Total capital (to risk weighted assets)
Consolidated	62,305	13.94	35,745	>8.00	N/A
Northway Bank	53,437	12.14	35,206	>8.00	44,007	>10.00

Tier 1 capital (to risk weighted assets)
Consolidated	52,736	11.80	17,872	>4.00	N/A
Northway Bank	48,150	10.94	17,603	>4.00	26,404	>6.00

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As of December 31, 2005, the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $22,050,000, as such declaration would decrease capital below the Bank’s required minimum level of regulatory capital.

NOTE 13 OTHER NONINTEREST EXPENSE

The major components of other noninterest expense for the years ended December 31, are as follows:

	($000 Omitted)
	2005	2004	2003
Professional fees	$1,523	$1,234	$1,166
Advertising	757	326	304
Stationery and supplies	647	429	556
Telecommunications	619	595	571
ATM expense	321	295	442
Postage and shipping	317	348	378
Other	2,762	2,501	2,402
	$6,946	$5,728	$5,819

NOTE 14 FEDERAL AND STATE TAXES

The components of federal and state tax expense for the years ended December 31, are as follows:

	($000 Omitted)
	2005	2004	2003
Current
Federal	$820	$1,289	$1,713
State	26	334	403
	846	1,623	2,116
Deferred
Federal	2	44	(181)
State	(6)	(1)	(37)
	(4)	43	(218)

Change in valuation allowance	-	-	(31)
	(4)	43	(249)

Total	$842	$1,666	$1,867

The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the net deferred income tax asset at December 31, are as follows:

	($000 Omitted)
	2005	2004
Deferred income tax assets
Allowance for loan losses	$2,072	$1,988
Interest on nonaccrual loans	46	19
Loan origination costs, net	-	4
Unrealized holding loss on securities available-for-sale	724	13
Capital loss carryforward	24	70
Minimum pension liability adjustment	-	346
Amortization of goodwill and core deposit intangible	3	130
Supplemental pension	325	250
Other	9	10
	3,203	2,830
Deferred income tax liabilities
Depreciation	(621)	(801)
Prepaid pension	(454)	(246)
Mortgage and consumer servicing rights	(94)	(118)
	(1,169)	(1,165)
Deferred income tax asset, net	$2,034	$1,665

The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

Total income tax expense for the years ended December 31, 2005, 2004 and 2003 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

	2005	2004	2003
Expected federal income taxes	34.0%	34.0%	34.0%
Interest on municipal securities available-for-sale and municipal loans	(9.4)	(4.5)	(3.3)
State tax expense, net of federal benefit	0.4	4.3	4.4
Valuation allowance for securities	-	-	(0.6)
Other	(1.0)	(0.8)	(0.4)
Effective tax rates	24.0%	33.0%	34.1%

NOTE 15 EMPLOYEE BENEFITS

Pension Plan

The Company maintains a trusteed non-contributory pension plan (the “Plan”) covering substantially all full-time employees. Assuming retirement at age 65 after 30 years or more of service, the benefits are computed as the sum of one percent of final average earnings up to a covered compensation limit, plus 0.65 percent of final average earnings in excess of covered compensation, times years of service, up to 30. Final average earnings are defined as the five consecutive years out of the employee’s last ten years of employment during which compensation is highest. The amounts contributed to the Plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth information about the Plan as of December 31, using a measurement date of December 31, and for the years then ended:

	($000 Omitted)
	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$5,805	$4,901	$4,356
Service cost	515	481	444
Interest cost	346	303	266
Actuarial loss (gain)	235	233	(46)
Benefits paid	(311)	(113)	(119)
Benefit obligation at end of year	6,590	5,805	4,901

Change in plan assets
Fair value of plan assets at beginning of year	4,601	3,652	2,685
Actual return on plan assets	295	401	540
Employer contributions	1,145	661	546
Benefits paid	(311)	(113)	(119)
Fair value of plan assets at end of year	5,730	4,601	3,652

Funded status at end of year	(860)	(1,204)	(1,249)
Unrecognized transition asset	-	-	(1)
Unrecognized net actuarial loss	2,989	2,803	2,824
Unrecognized prior service cost	(792)	(877)	(961)
Net amount recognized	$1,337	$722	$613

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$-	$(1,018)	$(1,092)
Accumulated other comprehensive loss, before income tax benefit	-	1,018	1,092
Prepaid benefit cost	1,337	722	613
Net amount recognized	$1,337	$722	$613

The accumulated benefit obligation for the plan was $5,475,000 and $4,896,000 at December 31, 2005 and 2004, respectively.

	($000 Omitted)
Components of net periodic benefit cost	2005	2004	2003
Service cost	$515	$481	$444
Interest cost	346	303	266
Expected return on plan assets	(384)	(288)	(211)
Amortization of prior service cost	(85)	(84)	(84)
Amortization of net actuarial loss	138	141	172
Recognized transition amount	-	(1)	(5)
Net periodic benefit cost	$530	$552	$582

NOTE 15 EMPLOYEE BENEFITS (CONTINUED)

Assumptions used to determine benefit obligations and benefit cost as of and for the years ending December 31,	2005	2004	2003
Discount rate:
Benefit obligation	5.75%	6.00%	6.25%
Benefit cost	6.00	6.25	6.25
Long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.50	3.50	4.00

The expected long-term rate of return for the plan’s total assets is based on the expected return of asset categories identified below, weighted based on the target allocations for each class. Equity funds are expected to return 8% to 10% over the long-term and bond funds and short-term money markets are expected to return between 4% and 6%.

At December 31, 2005 and 2004, the comprehensive loss for the unfunded pension accumulated benefit obligation was $0 and $672,000, net of taxes, respectively.

The Company’s pension plan actual asset allocations by asset category are as follows:

	Plan Assets at December 31,
	2005	2004	2003
Asset Category
Mutual funds:
Bond funds	32.7%	32.6%	32.3%
Equity securities	42.5	43.6	43.9
Real estate funds	8.5	9.4	8.8
Short-term money market	16.3	14.4	15.0
Total	100.0%	100.0%	100.0%

The investment policy, as established by the Company, is to provide for a moderate growth of capital with a moderate level of volatility by investing assets per the target allocations as follows:

	2005	2004	2003
Asset Category
Mutual funds:
Bond funds	40-60%	40-60%	40.0%
Equity securities	30-50	30-50	50.0
Real estate funds	0-15	0-15	10.0

The assets will be re-allocated quarterly to meet the above target allocations. The investment policy is reviewed on an annual basis, under the advisement of the Company’s certified investment advisor, to determine if the policy should be changed.

The plan assets do not include any Company common stock at December 31, 2005 and 2004.

The Company does not expect to make a contribution to its pension plan in 2006.

Estimated future benefit payments, which reflect future service, as appropriate, are as follows for the years ended December 31:

($000 Omitted)
2006	$158
2007	166
2008	196
2009	228
2010	251
2011-2015	2,134

401(k) Plan

The Company offers a contributory 401(k) Plan. Under the Northway Financial, Inc. 401(k) and Profit Sharing Plan (the “401K Plan”) employees must have attained age 21, completed six months of service and be credited with 1,000 hours of service in order to participate. Employees of the Company are eligible to participate. Under the 401K Plan, the Company matches 50 percent of the first 4 percent of employee contributions. Total 401(k) matching expense in 2005, 2004 and 2003 amounted to $139,000, $143,000 and $130,000, respectively, and Profit Sharing contribution expense for 2005, 2004, and 2003 was $0, $38,000, and $0, respectively.

NOTE 15 EMPLOYEE BENEFITS (CONTINUED)

Supplemental Executive Retirement Plan (SERP)

Effective May 29, 2003, the existing Executive Life program sponsored by the Company was terminated and replaced with a SERP. The existing Split Dollar Life Insurance policy designed to support the Executive Life program is now fully owned by Northway. This policy will be maintained by Northway and is used as the benchmark for the SERP.

The total retirement SERP benefit is as follows: Upon Mr. Woodward’s termination of employment for reasons other than death or for cause, the account balance is paid out to him in ten (10) equal annual installments on the first day of the month following the month in which employment is terminated. Upon death after retirement, the unpaid account balance, if any, is paid out in a lump sum to the named beneficiary. During retirement, an additional retirement payment, based on the policy gains associated with the prior calendar year, will also be paid on an annual basis until the executive’s death. In the event of Mr. Woodward’s death while employed by the Company, the SERP permits a death benefit of $2,000,000 be paid to his beneficiary.

Stock-Based Compensation

The Board of Directors (the “Committee”) administers the 1999 Stock Option and Grant Plan (the “1999 Plan”) which is described below.

Under the 1999 Plan, the Committee may select the individuals to whom awards may from time to time be granted; determine the time or times of grant; and determines the extent, if any, of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, performance share awards, or any combination of the foregoing.

The 1999 Plan expires in February 2009. The aggregate number of shares of the Company’s common stock which may be issued upon the exercise of options granted under the 1999 Plan is 175,000. The option price is fixed by the Committee at the time of the grant and may not be less than 100 percent of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be exercised at such times as shall be determined by the Committee at or after the grant date; provided, however, that no option may be exercised ten years after the date of grant. The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model.

A summary of the status of the Company’s 1999 Plan as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	38,000	$24.96	42,000	$24.93	42,000	$24.93
Exercised	(4,000)	24.64	(4,000)	24.64	-	-
Outstanding, end of year	34,000	$25.00	38,000	$24.96	42,000	$24.93
Options exercisable at year-end	34,000		38,000		42,000

The following table summarizes information about fixed stock options outstanding as of December 31, 2005:

Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$28.00	15,000	3.50 years	15,000	$28.00
22.63	19,000	4.63 years	19,000	22.63
$25.00	34,000	4.13 years	34,000	$25.00

NOTE 15 EMPLOYEE BENEFITS (CONTINUED)

Change in Control

The Company and its subsidiaries have entered into Key Employee agreements with the specific Executive Officers as well as other Senior Officers of the Company. These agreements provide for payments, under certain circumstances, to the officer upon the officer’s termination after a change in control. Payments will be made under these agreements upon the officer’s termination or resignation in connection with certain specified actions adverse to the officer’s employment status after a change in control. The amount of such payments ranges from 1.0 to 1.5 times such officer’s annual compensation.

NOTE 16 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet credit risk at December 31, are as follows:

	($000 Omitted)
	2005	2004
Financial instrument whose contract amounts represent credit risk:
Unadvanced portions of home equity loans	$18,718	$17,748
Unadvanced portions of lines of credit	7,897	9,216
Unadvanced portions of commercial real estate loans	2,467	1,888
Unadvanced portions of Bounce Protection™	11,294	12,091
Commitments to originate all other loans	19,971	15,952
Commitments to originate municipal notes	-	2,995
Standby letters of credit	71	400

Commitments to originate loans and municipal notes, unadvanced portions of home equity loans, lines of credit and commercial real estate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without having been drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Unadvanced portions of Bounce Protection™ represent the unused portion of the Bank’s overdraft privilege program.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. As of December 31, 2005 and 2004, the maximum potential amount of the Company’s obligation was $71,000 and $400,000, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

At December 31, 2005, the Bank had commitments to purchase state and political subdivision bonds totaling $2,206,000.

On December 13, 2005, the Bank entered into an agreement with Washington Mutual Bank to purchase two branch locations located in Belmont and Tilton, New Hampshire. The Bank expects to acquire approximately $31,000,000 of deposits and $10,000,000 of loans. This transaction is expected to close on or about April 7, 2006.

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates the fair value of those assets.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

FHLB and Federal Reserve Bank (“FRB”) Stock: The carrying amounts reported in the consolidated balance sheets for FHLB and FRB Stock approximates their fair value. If redeemed, the Company will receive an amount equal to the par value of the stocks.

Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using discounted cash flow analysis or the estimated fair value of the underlying collateral where applicable.

Accrued interest receivable: The carrying value of accrued interest receivable approximates its fair value because of the short-term nature of this financial instrument.

Deposits: The fair value of demand deposits (e.g. NOW and super NOW checking, noninterest bearing checking, regular savings, money market accounts and mortgagors’ escrow accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date. See NOTE 16 for further information.

The estimated fair values of the Company’s financial instruments are as follows:

	($000 Omitted) December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$29,362	$29,362	$24,769	$24,769
Securities available-for-sale	103,244	103,244	101,133	101,133
FHLB stock	5,541	5,541	5,515	5,515
FRB stock	-	-	365	365
Loans held-for-sale	453	461	311	314
Loans, net	455,223	445,529	469,502	466,679
Accrued interest receivable	2,614	2,614	2,405	2,405

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	($000 Omitted) December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Deposits	$464,456	$463,159	$475,359	$475,952
Short-term borrowings	9,363	9,363	11,268	11,268
Long-term debt	85,000	84,296	78,000	78,494
Junior subordinated debentures	20,620	20,908	20,620	21,270

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions except that accrued interest receivable is included with other assets and junior subordinated debentures is included with long-term debt.

At December 31, 2005 and 2004, all the Company’s financial instruments were held for purposes other than trading.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for some of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered. The fair value amounts presented do not represent the underlying value of the Company because fair values of certain other financial instruments, assets and liabilities have not been determined.

NOTE 18 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

Condensed financial statements of Northway Financial, Inc. (Parent Company only) as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 follow:

Balance Sheets

	($000 Omitted)
	2005	2004
Assets
Cash and cash equivalents	$3,780	$3,843
Investment in subsidiary, Northway Bank	61,517	61,261
Investment in unconsolidated subsidiaries, Northway Capital Trust I & II	620	620
Equipment, net	1,571	2,058
Due from subsidiary	540	808
Other assets	4,751	4,117
Total assets	$72,779	$72,707

Liabilities and stockholders’ equity
Accrued expenses	$540	$571
Other liabilities	1,369	2,006
Junior subordinated debentures	20,620	20,620
Total liabilities	22,529	23,197
Stockholders’ equity:
Common stock	1,732	1,732
Additional paid-in capital	2,064	2,075
Retained earnings	54,089	52,484
Treasury stock	(6,531)	(6,090)
Accumulated other comprehensive loss	(1,104)	(691)
Total stockholders’ equity	50,250	49,510
Total liabilities and stockholders’ equity	$72,779	$72,707

NOTE 18 CONDENSED PARENT ONLY FINANCIAL STATEMENTS (CONTINUED)

Statements of Income

	($000 Omitted)
	2005	2004	2003
Income:
Dividends from subsidiary	$2,036	$2,030	$1,820
Interest income	120	48	54
Management fee income from subsidiary	8,750	9,576	9,112
Other	202	178	57
	11,108	11,832	11,043
Expense:
Interest expense	1,463	1,079	1,036
Salaries and employee benefits	5,495	5,639	5,130
Office occupancy and equipment expense	1,107	1,204	1,223
Professional fees	741	925	933
Other	1,408	1,825	1,830
	10,214	10,672	10,152
Income before income tax benefit and equity in undistributed net income of subsidiary	894	1,160	891
Income tax benefit	(438)	(345)	(316)
Income before equity in undistributed net income of subsidiary	1,332	1,505	1,207
Equity in undistributed net income of subsidiary	1,341	1,883	2,410
Net income	$2,673	$3,388	$3,617

Statements of Cash Flows
	($000 Omitted)
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,673	$3,388	$3,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630	603	467
Decrease (increase) in amount due from subsidiary	268	170	(463)
Increase in other assets	(622)	(305)	(1,271)
Increase in accrued expenses and other liabilities	4	535	662
Loss on disposal of assets	2	-	27
Undistributed net income of subsidiary	(1,341)	(1,883)	(2,410)
Net cash provided by operating activities	1,614	2,508	629
Cash flows from investing activities:
Capital contributions to subsidiary	-	-	(1,000)
Additions to premises and equipment	(145)	(869)	(466)
Purchase of company owned life insurance	-	(400)	(800)
Net cash used by investing activities	(145)	(1,269)	(2,266)
Cash flows from financing activities:
Exercise of stock options	99	99	-
Purchases of treasury stock	(563)	-	(502)
Cash dividends paid	(1,068)	(1,020)	(1,024)
Net cash used by financing activities	(1,532)	(921)	(1,526)

Net (decrease) increase in cash and cash equivalents	(63)	318	(3,163)
Cash and cash equivalents at beginning of year	3,843	3,525	6,688
Cash and cash equivalents at end of year	$3,780	$3,843	$3,525

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2005 and 2004 follows:

	($000 Omitted, except earnings per share)

	2005 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$7,833	$7,742	$8,177	$8,352
Interest expense	1,896	2,068	2,342	2,622
Net interest and dividend income	5,937	5,674	5,835	5,730
Provision for loan losses	75	-	-	-
Noninterest income	987	1,295	1,337	377
Noninterest expense	5,612	5,752	5,946	6,272
Income before taxes	1,237	1,217	1,226	(165
Income tax expense	414	313	349	(234
Net income	$823	$904	$877	$69

Basic earnings per common share	$0.55	$0.60	$0.58	$0.05
Earnings per common share assuming dilution	$0.54	$0.60	$0.58	$0.05

	2004 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31

Interest and dividend income	$7,371	$7,571	$7,595	$7,740
Interest expense	1,827	1,873	1,867	1,864
Net interest and dividend income	5,544	5,698	5,728	5,876
Provision for loan losses	150	120	120	105
Noninterest income	1,296	1,264	1,443	1,094
Noninterest expense	5,608	5,702	5,567	5,517
Income before taxes	1,082	1,140	1,484	1,348
Income tax expense	353	392	507	414
Net income	$729	$748	$977	$934

Basic earnings per common share	$0.49	$0.50	$0.65	$0.62
Earnings per common share assuming dilution	$0.49	$0.49	$0.64	$0.62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shatswell, MacLeod & Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

We have audited the accompanying consolidated balance sheets of Northway Financial, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 24, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no changes in the Company’s internal control over financial reporting during the fourth quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information set forth under the captions “Information Concerning Directors and Nominees,” “Executive Officers” and “Audit and Compliance Committee” in the Company’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

Furthermore, the Company has adopted a code of ethics that applies to all of its directors, officers and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.northwaybank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders, provided however, that the “Report of the Human Resources, Compensation and Nominating Committee on Executive Compensation” and the “Stock Price Performance Graph” contained in such proxy statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Management and Principal Stockholders,” “Information Concerning Directors and Nominees” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in the Company’s definitive proxy statement to be delivered in connection with its 2006 Annual Meeting of Stockholders.

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements are filed as part of this Report on Form 10-K:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
		Consolidated Balance Sheets as of December 31, 2005 and 2004
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
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

NORTHWAY FINANCIAL, INC.

March 24, 2006	BY:	/S/ William J. Woodward
William J. Woodward
Chairman of the Board, President & Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William J. Woodward	Chairman of the Board, President	March 24, 2006
William J. Woodward	and CEO (Principal Executive Officer)

/S/ Richard P. Orsillo	Senior Vice President and Chief	March 24, 2006
Richard P. Orsillo	Financial Officer (Principal Financial
and Accounting Officer)

/S/ John H. Noyes	Director	March 23, 2006
John H. Noyes

/S/ Barry J. Kelley	Director	March 23, 2006
Barry J. Kelley

/S/ Randall G. Labnon	Director	March 24, 2006
Randall G. Labnon

/S/ Brien L. Ward	Director	March 23, 2006
Brien L. Ward

/S/ Arnold P. Hanson, Jr.	Director	March 23, 2006
Arnold P. Hanson, Jr.

/S/ Frederick C. Anderson	Director	March 23, 2006
Frederick C. Anderson

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of March 14, 1997, by and among Northway Financial, Inc., The Berlin City Bank, Pemi Bancorp, Inc. and Pemigewasset National Bank (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-33033).

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc (1)

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward. (1)(2)

10.3	Amendment to the Employment Agreement for William J. Woodward. (1)(2)

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23,1999). (2)

10.7	Form of Key Employee Agreement. (1)(2)

10.8	Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended 2003).

11	Statement re: Computation of Per Share Earnings(1)

14	Code of Ethics(1)

21	List of Subsidiaries(1)

23	Consent of Shatswell, MacLeod & Company, P.C. (1)

31.1	Certification of President of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 5d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of President of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.
(2)	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.