Form 10-K/A
period 2005-12-31
NORTHWAY FINANCIAL INC
filed 2006-04-25
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. YES ☐  NO ☒

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

Explanatory Note

Northway Financial, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 29, 2006, solely to correct an error on the cover page relating to whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). The Company is not such a shell company.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment.  Except for the modification described above, this Amendment does not modify or update the Company's previously reported financial statements and other financial disclosures in, or exhibits to, the original filing, nor does it reflect events occurring after the date of the original filing.  Unaffected items have not been repeated in this Amendment.