Form 10-Q
period 2006-03-31
NORTHWAY FINANCIAL INC
filed 2006-05-12
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number 000-23129

NORTHWAY FINANCIAL, INC
(Exact name of registrant as specified in its charter)

New Hampshire	04-3368579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Main Street
Berlin, New Hampshire	03570
(Address of principal executive offices)	(Zip Code)

(603) 752-1171
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. At April 25, 2006, there were 1,491,174 shares of common stock outstanding, par value $1.00 per share.

NORTHWAY FINANCIAL, INC.
FORM 10-Q
MARCH 31, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	Mar. 31, 2006	Dec. 31, 2005
	(Unaudited)
Assets:
Cash and due from banks and interest bearing deposits	$10,245	$14,587
Federal funds sold	-	14,775
Securities available-for-sale	110,437	103,244
Federal Home Loan Bank stock	5,541	5,541
Loans held-for-sale	291	453

Loans, net before allowance for loan losses	460,493	460,373
Less: allowance for loan losses	5,211	5,150
Loans, net	455,282	455,223

Premises and equipment, net	11,954	11,735
Other real estate owned	196	196
Core deposit intangibles	1,757	1,995
Goodwill	10,152	10,152
Other assets	11,407	14,833
Total assets	$617,262	$632,734

Liabilities and stockholders’ equity:
Liabilities
Interest bearing deposits	$381,874	$387,020
Noninterest bearing deposits	71,147	77,436
Short-term borrowings	23,722	9,363
Long-term debt	86,620	105,620
Other liabilities	3,049	3,045
Total liabilities	566,412	582,484

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at March 31, 2006 and December 31, 2005 and 1,491,174 outstanding at March 31, 2006 and December 31, 2005	1,732	1,732
Surplus	2,064	2,064
Retained earnings	54,900	54,089
Treasury stock, at cost (240,795 shares at March 31, 2006 and December 31, 2005)	(6,531)	(6,531)
Accumulated other comprehensive loss, net of tax	(1,315)	(1,104)
Total stockholders’ equity	50,850	50,250
Total liabilities and stockholders’ equity	$617,262	$632,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended Mar. 31,
(Dollars in thousands, except per share data)	2006	2005
Interest and dividend income:
Loans	$7,248	$6,705
Interest on debt securities:
Taxable	889	1,009
Tax-exempt	273	30
Dividends	87	73
Federal funds sold	44	16
Interest bearing deposits	2	-
Total interest and dividend income	8,543	7,833

Interest expense:
Deposits	1,598	811
Borrowed funds	1,303	1,085
Total interest expense	2,901	1,896

Net interest and dividend income	5,642	5,937
Provision for loan losses	105	75
Net interest and dividend income after provision for loan losses	5,537	5,862

Noninterest income:
Service charges and fees on deposit accounts	615	540
Securities gains, net	210	71
Gain on sales of loans, net	18	49
Other	729	327
Total noninterest income	1,572	987

Noninterest expense:
Salaries and employee benefits	2,882	2,883
Office occupancy and equipment	919	972
Amortization of core deposit intangible	238	238
Other	1,660	1,519
Total noninterest expense	5,699	5,612

Income before income tax expense	1,410	1,237
Income tax expense	330	414

Net income	$1,080	$823

Comprehensive net income (loss)	$869	$(110)

Per share data:
Basic earnings per common share	$0.72	$0.55
Earnings per common share assuming dilution	$0.72	$0.54
Cash dividends declared	$0.18	$0.17
Weighted average number of common shares, basic	1,491,174	1,504,018
Weighted average number of common shares, diluted	1,501,782	1,514,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended Mar. 31,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$1,080	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	75
Depreciation and amortization	554	582
Securities gains, net	(210)	(71)
Loss on sale, disposal and write-down of premises and equipment	-	1
Amortization of premiums and accretion of discounts on securities, net	13	13
Change in unearned income/unamortized premium, net	(5)	(59)
Accretion of discount on loans acquired	(31)	(37)
Decrease (increase) in loans held-for-sale	162	(369)
Net change in other assets and other liabilities	734	369
Net cash provided by operating activities	2,402	1,327
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	1,827	1,848
Proceeds from maturities of securities available-for-sale	6,766	2,049
Purchases of securities available-for-sale	(13,164)	(4,477)
Loan originations and principal collections, net	(269)	9,483
Recoveries of previously charged-off loans	62	124
Proceeds from sales of and payments received on other personal property	139	104
Additions to premises and equipment, net of disposals	(535)	(249)
Net cash (used in) provided by investing activities	(5,174)	8,882
Cash flows from financing activities:
Net decrease in deposits	(11,435)	(30,511)
Repayment of FHLB Advances	(19,000)	(2,000)
Net increase in FHLB overnight advances	6,080	11,475
Net increase (decrease) in securities sold under agreements to repurchase	8,279	(1,749)
Exercise of stock options	-	99
Cash dividends paid	(269)	(256)
Net cash used in financing activities	(16,345)	(22,942)
Net decrease in cash and cash equivalents	(19,117)	(12,733)
Cash and cash equivalents at beginning of period	29,362	24,769
Cash and cash equivalents at end of period	$10,245	$12,036

Supplemental disclosure of cash flows:
Interest paid	$2,725	$1,731

Taxes paid	$-	$-

Loans transferred to other real estate owned	$-	$10

Loans transferred to other personal property	$79	$226

Amount due from broker for pending securities sales	$226	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its wholly-owned subsidiary, Northway Bank, (collectively, “the Company”) included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company’s audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the reported periods. Actual results could differ from these estimates. The Company believes that the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and result of operations and require management’s most difficult, subjective and complex judgments, relate to the determination of the allowance for loan losses, the impairment analysis of goodwill and core deposit intangibles, determination of the expense and liability related to the Company’s pension plan, and determination of mortgage servicing rights.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

2.	Stock-Based Compensation

The Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”). This Statement revised SFAS No. 123, “Accounting for Stock Based Compensation” and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. No compensation expense was recognized in the quarter ended March 31, 2006 related to SFAS 123R. Prior to January 1, 2006 the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three month period ended March 31, 2005.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
March 31, 2006
(Unaudited)

		($000 Omitted, except per share data) Three Months Ended Mar. 31, 2005

Net income	As reported	$823
Deduct: Total stock-based employee compensation expense determined under fair value based methods awards, net of related tax effects		-
	Pro forma	$823

Earnings per common share	As reported	$0.55
	Pro forma	$0.55

Earnings per common share (assuming dilution)	As reported	$0.54
	Pro forma	$0.54

3.	Impact of New Accounting Standards.

In December 2004, the FASB issued SFAS No. 123R. SFAS No 123R revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2.

4.	Pension Benefits.

The following summarizes the net periodic benefit cost for the three months ended March 31:
	2006	2005
Service cost	$142	$134
Interest cost	94	86
Expected return on plan assets	(114)	(91)
Amortization of prior service cost	(21)	(21)
Recognized net actuarial loss	36	34
Amortization of transition asset	-	-
Special recognition of prior service costs	-	-
Net periodic benefit cost	$137	$142

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it did not expect to make a pension plan contribution in 2006. During the first quarter 2006, the Company did not make a contribution to the pension plan and still anticipates making no contribution during 2006.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related condensed consolidated financial statements relate to the Company.

Forward-Looking Statements

Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words “expect,” “believe,” “estimate,” “will” and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations for impact of new products on noninterest income and expense, projections of revenue, income or loss, and plans related to products or services of the Company and its subsidiary. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005, and in the Company’s other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

The Company’s total assets at March 31, 2006 were $617,262,000 compared to $632,734,000 at December 31, 2005, a decrease of $15,472,000. Federal funds sold decreased $14,775,000 compared to December 31, 2005.

Deposits decreased $11,435,000 to $453,021,000 at March 31, 2006 from $464,456,000 at December 31, 2005 due to a decrease in all deposit categories except time deposits, which increased $12,020,000 from December 31, 2005. Short-term borrowings increased $14,359,000 due to an increase in both FHLB overnight advances and securities sold under agreements to repurchase. Long-term Federal Home Loan Bank advances decreased $19,000,000 to $66,000,000 from $85,000,000 at December 31, 2005 due to the maturity of six advances. Total stockholders’ equity increased $600,000 to $50,850,000 at March 31, 2006 from $50,250,000 at December 31, 2005 due primarily to net income of $1,080,000 which was partially offset by the recording of an additional comprehensive loss associated with securities available-for-sale of $211,000, and dividends paid of $269,000.

The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. Allowance for loan losses are established based on estimates of losses related to customer loan balances. In establishing the appropriate provisions for customer loan balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of the customer’s credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) the customer’s ability to meet and sustain their financial commitments; (b) the customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding loan balances based on the Company’s experience in collecting these amounts. The Company’s level of allowance for loan losses fluctuates depending upon all of the factors mentioned above.

At March 31, 2006 the allowance for loan losses was $5,211,000, or 1.13% of total loans, compared to $5,150,000, or 1.12% of total loans at December 31, 2005. The composition of the allowance for loan losses for the three month periods ended Mach 31, 2006 and 2005 is as follows:

	Three Months Ended Mar. 31,
(Dollars in thousands)	2006	2005

Balance at beginning of period	$5,150	$5,204
Charge-offs	(106)	(91)
Recoveries	62	124
Net (charge-offs) recoveries	(44)	33
Provision for loan losses	105	75
Balance at end of period	$5,211	$5,312

Nonperforming loans totaled $2,926,000 as of March 31, 2006, compared to $3,013,000 at December 31, 2005. The ratio of nonperforming loans to loans net of unearned income was 0.64% as of March 31, 2006, compared to 0.66% at December 31, 2005. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,174,000 as of March 31, 2006, compared to $3,321,000 at December 31, 2005. The ratio of nonperforming assets to total assets was 0.51% as of March 31, 2006, compared to 0.53% at December 31, 2005.

Results of Operations

The Company reported net income of $1,080,000, or $0.72 per common share-basic, for the three months ended March 31, 2006, compared to $823,000, or $0.55 per common share-basic, for the three months ended March 31, 2005, an increase of $257,000, or 31%.

Net interest and dividend income for the first quarter decreased $295,000, or 5%, to $5,642,000 compared to $5,937,000 for the first quarter of 2005. This decrease was primarily due to an increase in the cost of interest bearing liabilities of 84 basis points resulting from an increase in money market, time deposit and capital security rates. This was partially offset by an increase in the yield on earning assets of 47 basis points due to the increase in the prime rate as well as the continued redeployment of the amortization from the indirect automobile line of business into higher yielding residential mortgage loans and commercial loans.

The provision for loan losses was $105,000 for the first quarter of 2006, compared to $75,000 for the first quarter of last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review includes consideration of, among other factors, the Company’s loan loss experience and takes into account the Company’s decision to terminate indirect auto lending. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the bank’s allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

Noninterest income increased $585,000 to $1,572,000 in the first quarter of 2006 compared to $987,000 in the first quarter of 2005. Service charges and fees on deposit accounts increased $75,000 to $615,000 for the first quarter of 2006 compared to $540,000 for the first quarter of 2005. Net securities gains increased $139,000 in the first quarter of 2006 compared to the first quarter of 2005. Gains on sales of loans decreased $31,000. In the first quarter, other noninterest income increased $402,000 to $729,000 compared to $327,000 for the same period a year ago. The increase in other noninterest income was due primarily to an increase in the cash surrender value of bank-owned life insurance, gains recorded on the redemption of two FHLB symmetrical advances, and the recovery of prior year expenses associated with a non-accrual loan that paid in full during the quarter.

 Noninterest expense increased $87,000 to $5,699,000 for the quarter ended March 31, 2006, compared to the $5,612,000 recorded during the same period last year. Salaries and employee benefits remained relatively unchanged at $2,882,000 for the first quarter of 2006. Office occupancy and equipment expense decreased $53,000 to $919,000 for the first quarter 2006 compared to $972,000 for the same period last year. This decrease is due primarily to a decrease in lease expense resulting from the closure of two supermarket branches in the fourth quarter of 2005 as well as lower depreciation expense from the sale of the West Plymouth facility in the fourth quarter of 2005. Other noninterest expense increased $141,000 to $1,660,000 for the first quarter of 2006 compared to $1,519,000 for the same period last year. Increases were also recorded in professional fees, postage, stationary and office supplies and telephone expense, which were partially offset by the absence of one-time expenses recorded in 2005 related to moving the Item Processing function to Berlin.

Comprehensive Net Income

Comprehensive income includes net income plus or minus other items required to be reported directly in the equity section of the balance sheet without having been recognized in the determination of net income. These other components include the unrealized holding gains and losses on available-for-sale securities and any adjustments recognized in accordance with the Company’s accounting for pensions as an additional liability not yet recognized as net periodic benefit costs.

The Company reported comprehensive net income of $869,000 for the quarter ended March 31, 2006, compared to comprehensive net loss of $110,000 for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, the Company increased its unrealized loss on available-for-sale securities by $211,000, net of tax. When deducted from the quarterly net income of $1,080,000 the result is a comprehensive net income of $869,000. For the quarter ended March 31, 2005, the Company increased its unrealized loss on available-for-sale securities by $933,000. When deducted from the quarterly net income of $823,000, the result is a comprehensive net loss of $110,000.

The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the negative adjustment to comprehensive income of $211,000 for the three months ended March 31, 2006 is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs.

Income Tax Expense

   The Company recognized income tax expense of $330,000 and $414,000 for the three months ended March 31, 2006 and 2005, respectively. The effective tax rates were 23.4% and 33.5% for those respective periods. The effective tax rate for 2006 is positively impacted by the Company’s significant increase in its investment in municipal bonds as well as certain contributions made which provide tax credits to the Company due to the 75% state tax exemption

Liquidity

Liquidity risk management refers to the Company’s ability to raise funds in order to meet existing and anticipated financial obligations. These obligations to make payments include withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments as well as new business opportunities. Liquidity may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the Federal Home Loan Bank (“FHLB”) credit facility, purchased or other borrowed funds, and access to the capital markets. Liquidity targets are subject to change based on economic and market conditions and are controlled and monitored by the Company’s Asset/Liability Committee.

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

Additionally, Northway Financial, Inc. requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital injections to the subsidiary bank, and the payment of general corporate expenses. The primary sources of liquidity for Northway Financial, Inc. are dividends from its subsidiary bank and reimbursement for services performed on behalf of the banks.

Management believes that the Company’s current level of liquidity and funds available from outside sources is sufficient to meet the Company’s needs.

Capital

The Company’s Tier 1 and Total Risk Based Capital ratios were 13.68% and 15.85%, respectively, at March 31, 2006. The Company’s Tier 1 leverage ratio at March 31, 2006 was 9.30%. As of March 31, 2006, the capital ratios of the Company and the subsidiary bank exceeded the minimum capital ratio requirements of the “well-capitalized” category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2005, there have been no material changes in the Company’s quantitative and qualitative disclosures about market risk. A fuller description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 26 and 27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference as Exhibit 19 of this report.

Item 4.Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A	Risk Factors.

Since December 31, 2005, there have been no material changes in the Company’s risk factors as previously disclosed on pages 9-11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Amendment to the Employment Agreement for William J. Woodward. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23, 1999).

10.7	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.8	Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re computation of per Share Earnings

19	Company’s quantitative and qualitative disclosure about market risk as discussed in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWAY FINANCIAL, INC

May 10, 2006	BY:/S/William J. Woodward
William J. Woodward
President & CEO
(Principal Executive Officer)

May 10, 2006	BY:/S/Richard P. Orsillo
Richard P. Orsillo
Senior Vice President & CFO
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Amendment to the Employment Agreement for William J. Woodward. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23, 1999).

10.7	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re computation of per Share Earnings

19	Company’s quantitative and qualitative disclosure about market risk as discussed in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002