Form 10-Q
period 2006-06-30
NORTHWAY FINANCIAL INC
filed 2006-08-09
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. At July 25, 2006, there were 1,493,174 shares of common stock outstanding, par value $1.00 per share.

NORTHWAY FINANCIAL, INC.
FORM 10-Q
JUNE 30, 2006

PART 1. FINANCIAL INFORMATION
Item 1.    Financial Statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2006	2005
(Dollars in thousands)	(Unaudited)

Assets:
Cash and due from banks and interest bearing deposits	$16,408	$14,587
Federal funds sold	165	14,775
Securities available-for-sale	118,268	103,244
Federal Home Loan Bank stock	4,314	5,541
Loans held-for-sale	-	453

Loans, net before allowance for loan losses	468,036	460,373
Less: allowance for loan losses	5,293	5,150
Loans, net	462,743	455,223

Premises and equipment, net	13,020	11,735
Other real estate owned	-	196
Core deposit intangibles	2,710	1,995
Goodwill	10,577	10,152
Other assets	12,057	14,833
Total assets	$640,262	$632,734

Liabilities and stockholders’ equity:
Liabilities
Interest bearing deposits	$403,877	$387,020
Noninterest bearing deposits	69,867	77,436
Short-term borrowings	25,369	9,363
Long-term debt	81,620	105,620
Other liabilities	9,194	3,045
Total liabilities	589,927	582,484

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at June 30, 2006 and December 31, 2005 and 1,493,174 outstanding at June 30, 2006 and 1,491,174 outstanding at December 31, 2005	1,732	1,732
Surplus	2,058	2,064
Retained earnings	55,359	54,089
Treasury stock, at cost (238,795 shares at June 30, 2006 and 240,795 shares at December 31, 2005)	(6,470)	(6,531)
Accumulated other comprehensive loss, net of tax	(2,344)	(1,104)
Total stockholders’ equity	50,335	50,250
Total liabilities and stockholders’ equity	$640,262	$632,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest and dividend income:
Loans	$7,609	$6,628	$14,857	$13,333
Interest on debt securities:
Taxable	951	990	1,840	1,999
Tax-exempt	285	38	558	68
Dividends	82	78	169	151
Federal funds sold	8	7	52	23
Interest bearing deposits	2	1	4	1
Total interest and dividend income	8,937	7,742	17,480	15,575

Interest expense:
Deposits	1,956	853	3,554	1,664
Borrowed funds	1,337	1,215	2,640	2,300
Total interest expense	3,293	2,068	6,194	3,964

Net interest and dividend income	5,644	5,674	11,286	11,611
Provision for loan losses	120	-	225	75
Net interest and dividend income after provision for loan losses	5,524	5,674	11,061	11,536

Noninterest income:
Service charges and fees on deposit accounts	729	625	1,344	1,165
Securities gains, net	39	98	249	169
Gain on sales of loans, net	54	53	72	102
Other	502	519	1,231	846
Total noninterest income	1,324	1,295	2,896	2,282

Noninterest expense:
Salaries and employee benefits	3,011	2,896	5,893	5,779
Office occupancy and equipment	1,017	957	1,936	1,929
Amortization of core deposit intangibles	280	239	518	477
Other	1,613	1,660	3,273	3,179
Total noninterest expense	5,921	5,752	11,620	11,364

Income before income tax expense	927	1,217	2,337	2,454
Income tax expense	171	313	501	727

Net income	$756	$904	$1,836	$1,727

Comprehensive net (loss) income	$(273)	$1,436	$596	$1,326

Per share data:
Basic earnings per common share	$0.51	$0.60	$1.23	$1.15
Earnings per common share assuming dilution	$0.50	$0.60	$1.22	$1.14
Cash dividends declared	$0.20	$0.18	$0.38	$0.35
Weighted average number of common shares, basic	1,491,548	1,507,069	1,491,362	1,505,552
Weighted average number of common shares, diluted	1,502,650	1,515,238	1,502,224	1,515,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$1,836	$1,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	75
Depreciation and amortization	1,172	1,154
Securities gains, net	(249)	(169)
Gains on sale of other real estate owned	(69)	-
Loss on sale, disposal and write-down of premises and equipment	34	1
Amortization of premiums and accretion of discounts on securities, net	24	24
Change in unearned income/unamortized premium, net	(78)	(175)
Accretion of discount on loans acquired	(61)	(73)
Decrease (increase) in loans held-for-sale	453	(89)
Net change in other assets and other liabilities	580	576
Net cash provided by operating activities	3,867	3,051
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,467	4,256
Proceeds from maturities of securities available-for-sale	9,811	6,310
Purchases of securities available-for-sale	(27,099)	(11,510)
Purchases of Federal Home Loan Bank stock	-	(26)
Redemption of Federal Home Loan Bank stock	1,227	-
Loan originations and principal collections, net	258	9,641
Recoveries of previously charged-off loans	108	185
Loans acquired in branch transactions	(8,094)	-
Proceeds from sales of and payments received on other real estate owned	265	10
Proceeds from sales of and payments received on other personal property	198	226
Premises and equipment acquired in branch transactions	(500)	-
Additions to premises and equipment, net of disposals	(1,473)	(452)
Net cash (used in) provided by investing activities	(15,832)	8,640
Cash flows from financing activities:
Net decrease in deposits	(20,206)	(13,322)
Deposits acquired in branch transactions, net of assumption premium	27,887	-
Advances from FHLB	10,000	13,000
Repayment of FHLB advances	(34,000)	(6,000)
Net increase (decrease) in securities sold under agreements to repurchase	16,006	(4,081)
Exercise of stock options	55	99
Purchases of treasury stock	-	(65)
Cash dividends paid	(566)	(527)
Net cash used in financing activities	(824)	(10,896)
Net (decrease) increase in cash and cash equivalents	(12,789)	795
Cash and cash equivalents at beginning of period	29,362	24,769
Cash and cash equivalents at end of period	$16,573	$25,564

Supplemental disclosure of cash flows:
Interest paid	$6,130	$3,917
Taxes paid	$220	$447
Loans transferred to other real estate owned	$-	$10
Loans transferred to other personal property	$122	$305
Amount due to broker for pending securities purchases	$6,032	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

The results of operations for the three month and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company’s audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

2. Stock-Based Compensation

The Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). This Statement revised SFAS No. 123, “Accounting for Stock Based Compensation” and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. No compensation expense was recognized for the three months and six months ended June 30, 2006 related to SFAS 123R. Prior to January 1, 2006 the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
June 30, 2006
(Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three month and six month periods ended June 30, 2005.

	Three Months and Six Months Ended June 30, 2005
($000 Omitted, except per share data)		Three Months	Six Months
Net income	As reported	$904	$1,727
Deduct: Total stock-based employee compensation expense determined under fair value based methods awards, net of related tax effects		-	-
	Pro forma	$904	$1,727

Earnings per common share	As reported	$0.60	$1.15
	Pro forma	$0.60	$1.15

Earnings per common share (assuming dilution)	As reported	$0.60	$1.14
	Pro forma	$0.60	$1.14

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

    In March 2006, the Financial Accounting Standards Board issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R (“SFAS 132R”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS 132R proposed in the amendment include 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment’s requirement for public companies to recognize on their balance sheet the asset or liability associated with the over-funded or under-funded status of a defined benefits pension plan would take effect for years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Company continues to monitor the status of this exposure draft.

4.  Pension Benefits.

The following summarizes the net periodic benefit cost for the three months and six months ended June 30:
($000 Omitted)	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$142	$134	$284	$268
Interest cost	94	86	188	172
Expected return on plan assets	(113)	(91)	(227)	(182)
Amortization of prior service cost	(21)	(21)	(42)	(42)
Recognized net actuarial loss	36	34	72	68
Amortization of transition asset	-	-	-	-
Special recognition of prior service costs	-	-	-	-
Net periodic benefit cost	$138	$142	$275	$284

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it did not expect to make a pension plan contribution in 2006. During the first six months of 2006, the Company did not make a contribution to the pension plan.  However, a contribution may be made prior to year-end 2006 in response to the adoption of any accounting changes associated with the exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 3.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related condensed consolidated financial statements relate to the Company.

Forward-Looking Statements

    Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words “expect,” “believe,” “estimate,” “will” and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations for impact of new products on noninterest income and expense, projections of revenue, income or loss, and plans related to products or services of the Company and its subsidiary. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, projections based on assumptions regarding market and liquidity risk, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, changes in assumptions used in making such forward-looking statements, as well as those factors set forth in the Company’s Annual Report on Form 10-K for the year ending December 31, 2005, and in the Company’s other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

On April 7, 2006, the Company acquired from Washington Mutual Bank the former Providian National Bank branches located in Tilton and Belmont, New Hampshire. This transaction included the purchase of approximately $8,100,000 in loan balances and the acquisition of deposits totaling approximately $29,500,000, for which the Company paid a deposit assumption premium of 6.30%.

The Company’s total assets at June 30, 2006 were $640,262,000 compared to $632,734,000 at December 31, 2005, an increase of $7,528,000. Securities available-for-sale increased $15,024,000 to $118,268,000 at June 30, 2006 from $103,244,000 at December 31, 2005 due principally to the purchase of mortgage-backed securities and municipal bonds. Loans increased $7,663,000 to $468,036,000 at June 30, 2006 compared to $460,373,000 at December 31, 2005 due primarily to the loans purchased as part of the branch acquisition in April. Partially offsetting this, federal funds sold decreased $14,610,000 compared to December 31, 2005.

Deposits increased $9,288,000 to $473,744,000 at June 30, 2006 from $464,456,000 at December 31, 2005. Acquired deposits of $29,494,000 were partially offset by a decrease in overall deposits of $20,206,000, which was the result of a decline in all deposit categories except time deposits. Short-term borrowings increased $16,006,000 due to an increase in securities sold under agreements to repurchase. Long-term Federal Home Loan Bank advances decreased $24,000,000 to $61,000,000 from $85,000,000 at December 31, 2005 due to the maturity, call and prepayment of eleven advances totaling $34,000,000, which was partially offset by one new advance totaling $10,000,000. Total stockholders’ equity increased $85,000 to $50,335,000 at June 30, 2006 from $50,250,000 at December 31, 2005 due primarily to net income of $1,836,000 which was partially offset by the recording of an additional comprehensive loss associated with securities available-for-sale of $1,240,000, and dividends paid of $566,000.

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

At June 30, 2006 the allowance for loan losses was $5,293,000, or 1.13% of total loans, compared to $5,150,000, or 1.12% of total loans at December 31, 2005. The composition of the allowance for loan losses for the three month and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$5,211	$5,312	$5,150	$5,204
Charge-offs	(84)	(95)	(190)	(186)
Recoveries	46	61	108	185
Net (charge-offs) recoveries	(38)	(34)	(82)	(1)
Provision for loan losses	120	-	225	75
alance at end of period	$5,293	$5,278	$5,293	$5,278

    Nonperforming loans totaled $2,238,000 as of June 30, 2006, compared to $3,013,000 at December 31, 2005. The ratio of nonperforming loans to loans net of unearned income was 0.48% as of June 30, 2006, compared to 0.66% at December 31, 2005. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $2,274,000 as of June 30, 2006, compared to $3,321,000 at December 31, 2005. The ratio of nonperforming assets to total assets was 0.36% as of June 30, 2006, compared to 0.53% at December 31, 2005.

Results of Operations

The Company reported net income of $756,000, or $0.51 per common share-basic, for the three months ended June 30, 2006, compared to $904,000, or $0.60 per common share-basic, for the three months ended June 30, 2005, a decrease of $148,000, or 16.4%. Net income for the six months ended June 30, 2006 was $1,836,000, or $1.23 per common share-basic, compared to $1,727,000, or $1.15 per common share-basic, for the six months ended June 30, 2005, an increase of $109,000, or 6.3%.

Net interest and dividend income for the second quarter of 2006 decreased $30,000 to $5,644,000 compared to $5,674,000 for the second quarter of 2005. Net interest and dividend income for the six months ended June 30, 2006 decreased $325,000, or 2.8%, to $11,286,000 compared to $11,611,000 for the same period last year. The year-to-date decrease was primarily due to an increase in the cost of interest bearing liabilities of 87 basis points resulting from an increase in money market, time deposit, securities sold under agreements to repurchase and capital security rates. This was partially offset by an increase in the yield on earning assets of 56 basis points due to the increase in the prime rate as well as the continued redeployment of the amortization from the indirect automobile line of business into higher yielding residential mortgage loans and commercial loans.

The provision for loan losses was $120,000 for the second quarter of 2006, compared to no provision for the second quarter of last year. For the six months ended June 30, 2006, the provision for loan losses was $225,000, an increase of $150,000 from the $75,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the bank’s allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

Noninterest income increased $29,000 to $1,324,000 in the second quarter of 2006 compared to $1,295,000 in the second quarter of 2005. Service charges and fees on deposit accounts increased $104,000 to $729,000 for the second quarter of 2006 compared to $625,000 for the second quarter of 2005 due primarily to an increase in the NSF per item fees in May 2006. Net securities gains decreased $59,000 to $39,000 in the second quarter of 2006 compared to $98,000 for the second quarter of 2005 due primarily to a minor repositioning of the investment portfolio during the second quarter of 2006. Gains on sales of loans increased $1,000 to $54,000. In the second quarter, other noninterest income decreased $17,000 to $502,000 compared to $519,000 for the same period a year ago.

Noninterest income for the six months ended June 30, 2006 increased $614,000 to $2,896,000 compared to $2,282,000 for the same period last year. Year-to-date, service charges and fees on deposit accounts were $1,344,000, an increase of $179,000, compared to the prior year. Net securities gains increased $80,000 to $249,000 for the six months ended June 30, 2006 compared to $169,000 for the same period last year. Gains on sales of loans decreased $30,000 to $72,000 for the six months ended June 30, 2006 compared to $102,000 for the same period a year ago due to the lower level of secondary market sales in 2006. For the first six months of 2006, other noninterest income increased $385,000 to $1,231,000 compared to $846,000 for the same period a year ago. The increase in other noninterest income was due primarily to gains on sale of other real estate owned, gains recorded on the redemption of two FHLB symmetrical advances, and the recovery of prior year expenses associated with a non-accrual loan that paid in full during the first quarter of this year.

   Noninterest expense increased $169,000 to $5,921,000 for the quarter ended June 30, 2006, compared to the $5,752,000 recorded during the same period last year. During the second quarter of 2006, the Company incurred one-time expenses associated with the branch acquisition of $118,000. Further, ongoing expenses of these two new locations were $127,000 for the quarter. Salaries and employee benefits increased $115,000 to $3,011,000 for the second quarter of 2006 compared to $2,896,000 for the same period last year due primarily to an increase in salary expense and health and dental insurance. Office occupancy and equipment expense increased $60,000 to $1,017,000 for the second quarter 2006 compared to $957,000 for the same period last year. This increase is due primarily to an increase in equipment maintenance, equipment expense and loss on equipment disposal. Amortization of core deposit intangibles increased $41,000 to $280,000 for the second quarter of 2006 compared to $239,000 for the second quarter of 2005 due to the amortization of the core deposit intangible associated with the two branch locations purchased in April of this year. Other noninterest expense decreased $47,000 to $1,613,000 for the second quarter of 2006 compared to $1,660,000 for the same period last year. Decreases were realized in legal fees, telephone expense and repossession expense, which was partially offset by an increase in professional fees.

   For the six months ended June 30, 2006 noninterest expense totaled $11,620,000, an increase of $256,000 over the $11,364,000 reported for the same period last year. For the six months ended June 30, 2006, the Company incurred one-time expenses associated with the acquisition of two Washington Mutual Bank branches of $118,000. Further, ongoing expenses of these two new branches were $127,000 year-to-date. For the six months ended June 30, 2006, salaries and employee benefits increased $114,000 to $5,893,000, compared to $5,779,000 for the same period a year ago. Office occupancy and equipment expense increased $7,000 to $1,936,000 for the six months ended June 30, 2006, compared to the same period last year. Amortization of core deposit intangibles increased $41,000 to $518,000 for the six months ended June 30, 2006, compared to $477,000 for the same period last year due to the amortization of the core deposit intangible associated with the two branch locations purchased in April of this year. Other noninterest expense increased $94,000 to $3,273,000 for the six months ended June 30, 2006 compared to $3,179,000 for the same period a year ago. Increases were recorded in professional fees, postage and stationery and office supplies, which were partially offset by reductions in legal fees and repossession expense.

Comprehensive Net Income/(Loss)

Comprehensive income/(loss) includes net income plus or minus other items required to be reported directly in the equity section of the balance sheet without having been recognized in the determination of net income. These other components include the unrealized holding gains and losses on available-for-sale securities and any adjustments recognized in accordance with the Company’s accounting for pensions as an additional liability not yet recognized as net periodic benefit costs.

    The Company reported comprehensive net loss of $273,000 for the quarter ended June 30, 2006, compared to comprehensive net income of $1,436,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, comprehensive net income was $596,000, compared to $1,326,000 for the six months ended June 30, 2005.

    For the quarter ended June 30, 2006, the Company increased its unrealized loss on available-for-sale securities by $1,029,000, net of tax. When deducted from the quarterly net income of $756,000 the result is a comprehensive net loss of $273,000. For the quarter ended June 30, 2005, the Company decreased its unrealized loss on available-for-sale securities by $532,000, net of tax. When added to the quarterly net income of $904,000, the result is a comprehensive net income of $1,436,000.

    For the six months ended June 30, 2006, the Company increased its unrealized loss on available-for-sale securities by $1,240,000, net of tax. When deducted from net income year-to-date of $1,836,000 the result is a net comprehensive income of $596,000. For the six months ended June 30, 2005, the Company increased its unrealized loss on available-for-sale securities by $401,000, net of tax. When deducted from net income year-to-date of $1,727,000 the result is a net comprehensive income of $1,326,000.

    The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the negative adjustment to comprehensive income of $1,240,000 for the six months ended June 30, 2006 is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs.

Income Tax Expense

    The Company recognized income tax expense of $501,000 and $727,000 for the six months ended June 30, 2006 and 2005, respectively. The effective tax rates were 21.4% and 29.6% for those respective periods. The effective tax rate for 2006 is positively impacted by the Company’s significant increase in its investment in municipal bonds as well as certain charitable contributions made which provide tax credits to the Company due to a 75% state tax exemption.

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

    Additionally, Northway Financial, Inc. requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital contributions to the subsidiary bank, interest payments on capital securities and the payment of general corporate expenses. The primary sources of liquidity for Northway Financial, Inc. are dividends from its subsidiary bank and reimbursement for services performed on behalf of the banks.

    Further, the Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced home equity loans, unadvanced lines of credit, standby letters of credit and unadvanced portions of Bounce ProtectionTM. The amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments, and, if advanced, will impact the Company’s liquidity. As of June 30, 2006, off-balance sheet financial commitments totaled approximately $77,800,000.

    Management believes that the Company’s current level of liquidity and funds available from outside sources is sufficient to meet the Company’s needs.

Capital

    The Company’s Tier 1 and Total Risk Based Capital ratios were 13.25% and 15.45%, respectively, at June 30, 2006. The Company’s Tier 1 leverage ratio at June 30, 2006 was 9.01%. As of June 30, 2006, the capital ratios of the Company and the subsidiary bank exceeded the minimum capital ratio requirements for the “well-capitalized” category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    Since December 31, 2005, there have been no material changes in the Company’s quantitative and qualitative disclosures concerning market risk. A more detailed description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 26 and 27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated by reference as Exhibit 19 of this report.

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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed on pages 9-11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 30, 2006. At the Annual Meeting, the stockholders elected Frederick C. Anderson and Brien L. Ward to three-year terms as directors. Each of these directors’ terms will expire at the 2009 Annual Meeting. The final vote for each of these elected directors is as follows:

                       For        Withheld
Frederick Anderson            1,030,604        181,685
Brien L. Ward               1,030,111        182,178

The directors continuing in office are Fletcher W. Adams, Stephen G. Boucher, Arnold P. Hanson, Jr., Barry J. Kelley, Randall G. Labnon, John H. Noyes, and William J. Woodward.

Item 5.	Other Information - None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.3	Amendment to the Employment Agreement for William J. Woodward. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23, 1999).

10.7	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re computation of per Share Earnings.

19	Company’s quantitative and qualitative disclosure about market risk as discussed in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWAY FINANCIAL, INC

August 7, 2006	BY:/S/William J. Woodward
William J. Woodward
President & CEO
(Principal Executive Officer)

August 7, 2006	BY:/S/Richard P. Orsillo
Richard P. Orsillo
Senior Vice President & CFO
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Amendment to the Employment Agreement for William J. Woodward. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23, 1999).

10.7	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

0.8	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re computation of per Share Earnings.

19	Company’s quantitative and qualitative disclosure about market risk as discussed in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.