Form 10-Q
period 2006-09-30
NORTHWAY FINANCIAL INC
filed 2006-11-13
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. At October 31, 2006, there were 1,493,174 shares of common stock outstanding, par value $1.00 per share.

NORTHWAY FINANCIAL, INC.
FORM 10-Q
SEPTEMBER 30, 2006

PART 1. FINANCIAL INFORMATION
Item 1.   Financial Statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 30,	Dec. 31,
	2006	2005
(Dollars in thousands)	(Unaudited)

Assets:
Cash and due from banks and interest bearing deposits	$11,425	$14,587
Federal funds sold	-	14,775
Securities available-for-sale	120,270	103,244
Federal Home Loan Bank stock	4,314	5,541
Loans held-for-sale	136	453

Loans, net before allowance for loan losses	461,230	460,373
Less: allowance for loan losses	5,486	5,150
Loans, net	455,744	455,223

Premises and equipment, net	13,416	11,735
Other real estate owned	-	196
Core deposit intangibles	2,431	1,995
Goodwill	10,577	10,152
Other assets	11,009	14,833
Total assets	$629,322	$632,734

Liabilities and stockholders’ equity:
Liabilities
Interest bearing deposits	$398,967	$387,020
Noninterest bearing deposits	75,060	77,436
Short-term borrowings	25,598	9,363
Long-term debt	73,620	105,620
Other liabilities	3,503	3,045
Total liabilities	576,748	582,484

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at September 30, 2006 and December 31, 2005 and 1,493,174 outstanding at September 30, 2006 and 1,491,174 outstanding at December 31, 2005	1,732	1,732
Surplus	2,058	2,064
Retained earnings	55,914	54,089
Treasury stock, at cost (238,795 shares at September 30, 2006 and 240,795 shares at December 31, 2005)	(6,470)	(6,531)
Accumulated other comprehensive loss, net of tax	(660)	(1,104)
Total stockholders’ equity	52,574	50,250
Total liabilities and stockholders’ equity	$629,322	$632,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest and dividend income:
Loans	$7,661	$6,954	$22,518	$20,287
Interest on debt securities:
Taxable	1,033	947	2,873	2,946
Tax-exempt	287	58	845	126
Dividends	90	85	259	236
Federal funds sold	106	132	158	155
Interest bearing deposits	2	1	6	2
Total interest and dividend income	9,179	8,177	26,659	23,752

Interest expense:
Deposits	2,246	1,094	5,800	2,758
Borrowed funds	1,377	1,248	4,017	3,548
Total interest expense	3,623	2,342	9,817	6,306

Net interest and dividend income	5,556	5,835	16,842	17,446
Provision for loan losses	120	-	345	75
Net interest and dividend income after provision for loan losses	5,436	5,835	16,497	17,371

Noninterest income:
Service charges and fees on deposit accounts	753	634	2,097	1,799
Securities gains, net	104	41	353	210
Gain on sales of loans, net	27	112	99	214
Other	623	550	1,854	1,396
Total noninterest income	1,507	1,337	4,403	3,619

Noninterest expense:
Salaries and employee benefits	3,093	2,884	8,986	8,663
Office occupancy and equipment	1,024	1,131	2,960	3,060
Amortization of core deposit intangibles	280	238	798	715
Other	1,507	1,693	4,780	4,872
Total noninterest expense	5,904	5,946	17,524	17,310

Income before income tax expense	1,039	1,226	3,376	3,680
Income tax expense	185	349	686	1,076

Net income	$854	$877	$2,690	$2,604

Comprehensive net (loss) income	$2,538	$180	$3,134	$1,506

Per share data:
Basic earnings per common share	$0.57	$0.58	$1.80	$1.73
Earnings per common share assuming dilution	$0.57	$0.58	$1.79	$1.72
Cash dividends declared	$0.20	$0.18	$0.58	$0.53
Weighted average number of common shares, basic	1,493,174	1,503,904	1,491,973	1,504,997
Weighted average number of common shares, diluted	1,501,713	1,512,501	1,502,061	1,514,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$2,690	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	345	75
Depreciation and amortization	1,805	1,806
Securities gains, net	(353)	(210)
Gains on sale of other real estate owned	(68)	-
Loss on sale, disposal and write-down of premises and equipment	48	2
Amortization of premiums and accretion of discounts on securities, net	24	38
Change in unearned income/unamortized premium, net	(147)	(204)
Accretion of discount on loans acquired	(90)	(107)
Decrease in loans held-for-sale	317	68
Net change in other assets and other liabilities	842	835
Net cash provided by operating activities	5,413	4,907
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	10,425	4,690
Proceeds from maturities of securities available-for-sale	12,412	9,284
Purchases of securities available-for-sale	(35,799)	(14,390)
Purchases of Federal Home Loan Bank stock	-	(26)
Redemption of Federal Home Loan Bank stock	1,227	-
Loan originations and principal collections, net	7,035	12,723
Recoveries of previously charged-off loans	254	236
Loans acquired in branch transactions	(8,094)	-
Proceeds from sales of and payments received on other real estate owned	264	10
Proceeds from sales of and payments received on other personal property	273	359
Premises and equipment acquired in branch transactions	(500)	-
Additions to premises and equipment, net of disposals	(2,236)	(541)
Net cash (used in) provided by investing activities	(14,739)	12,345
Cash flows from financing activities:
Net decrease in deposits	(19,923)	(13,030)
Deposits acquired in branch transactions, net of assumption premium	27,887	-
Advances from FHLB	10,000	13,000
Repayment of FHLB advances	(42,000)	(6,000)
Net increase in FHLB overnight advances	1,415	-
Net increase (decrease) in securities sold under agreements to repurchase	14,820	(3,863)
Exercise of stock options	55	111
Purchases of treasury stock	-	(362)
Cash dividends paid	(865)	(798)
Net cash used in financing activities	(8,611)	(10,942)
Net (decrease) increase in cash and cash equivalents	(17,937)	6,310
Cash and cash equivalents at beginning of period	29,362	24,769
Cash and cash equivalents at end of period	$11,425	$31,079

Supplemental disclosure of cash flows:
Interest paid	$9,687	$6,034
Taxes paid	$480	$934
Loans transferred to other real estate owned	$-	$35
Loans transferred to other personal property	$175	$473
Amount due to broker for pending securities purchases	$-	$1,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.	Basis of Presentation

   The unaudited condensed consolidated financial statements of Northway Financial, Inc. and its wholly-owned subsidiary, Northway Bank, (collectively, “the Company”)included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported.

The results of operations for the three month and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company’s audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

  The Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). This Statement revised SFAS No. 123, “Accounting for Stock Based Compensation” and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. No compensation expense was recognized for the three months and nine months ended September 30, 2006 related to SFAS 123R. Prior to January 1, 2006 the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
September 30, 2006
(Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three month and nine month periods ended September 30, 2005.

	Three Months and Nine Months Ended September 30, 2005
($000 Omitted, except per share data)		Three Months	Nine Months
Net income	As reported	$877	$2,604
Deduct: Total stock-based employee compensation expense determined under fair value based methods awards, net of related tax effects		-	-
	Pro forma	$877	$2,604

Earnings per common share	As reported	$0.58	$1.73
	Pro forma	$0.58	$1.73

Earnings per common share (assuming dilution)	As reported	$0.58	$1.72
	Pro forma	$0.58	$1.72

3.	Impact of New Accounting Standards.

   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2.

  In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing a liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

  In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158”). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Pension Benefits.

The following summarizes the net periodic benefit cost for the three months and nine months ended September 30:

($000 Omitted)	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2006	2005	2006	2005
Service cost	$142	$135	$426	$403
Interest cost	94	86	282	258
Expected return on plan assets	(113)	(91)	(340)	(273)
Amortization of prior service cost	(21)	(21)	(63)	(63)
Recognized net actuarial loss	36	34	108	102
Amortization of transition asset	-	-	-	-
Special recognition of prior service costs	-	-	-	-
Net periodic benefit cost	$138	$143	$413	$427

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it did not expect to make a pension plan contribution in 2006. During the first nine months of 2006, the Company did not make a contribution to the pension plan. However, a contribution may be made prior to year-end 2006 in response to the adoption of SFAS 158. See Note 3.

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

The Company’s total assets at September 30, 2006 were $629,322,000 compared to $632,734,000 at December 31, 2005, a decrease of $3,412,000. Federal funds sold decreased $14,775,000 to zero compared to December 31, 2005. This was partially offset by an increase in securities available-for-sale of $17,026,000 to $120,270,000 at September 30, 2006 from $103,244,000 at December 31, 2005, due principally to the purchase of mortgage-backed securities and municipal bonds.

Deposits increased $9,571,000 to $474,027,000 at September 30, 2006 from $464,456,000 at December 31, 2005. Acquired deposits of $29,494,000 were partially offset by a decrease in overall deposits of $19,923,000, which was the result of a decline in all deposit categories except time deposits. Short-term borrowings increased $16,235,000 due to an increase in retail securities sold under agreements to repurchase of $14,820,000 and an increase in overnight borrowings of $1,415,000. Long-term Federal Home Loan Bank advances decreased $32,000,000 to $53,000,000 from $85,000,000 at December 31, 2005 due to the maturity, call and prepayment of thirteen advances totaling $42,000,000, which was partially offset by one new floating-rate advance totaling $10,000,000. Total stockholders’ equity increased $2,324,000 to $52,574,000 at September 30, 2006 from $50,250,000 at December 31, 2005 due primarily to net income of $2,690,000 and a decrease in the comprehensive loss associated with securities available-for-sale of $444,000, which was partially offset by dividends paid of $865,000.

The Company maintains an allowance for loan losses to absorb charge-offs of loans in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The allowance for loan losses is established based on estimates of losses related to customer loan balances. In establishing the appropriate provisions for customer loan balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of the customer’s credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) the customer’s ability to meet and sustain their financial commitments; (b) the customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default.  The Company then takes into account the severity of the likely loss, based on its experience in collecting outstanding loan balances, and makes what it believes to be an appropriate provision.

At September 30, 2006 the allowance for loan losses was $5,486,000, or 1.19% of total loans, compared to $5,150,000, or 1.12% of total loans at December 31, 2005. The composition of the allowance for loan losses for the three month and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended Sep. 30,		Nine Months Ended Sep.30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$5,293	$5,278	$5,150	$5,204
Charge-offs	(73)	(119)	(263)	(305)
Recoveries	146	51	254	236
Net (charge-offs) recoveries	73	(68)	(9)	(69)
Provision for loan losses	120	-	345	75
Balance at end of period	$5,486	$5,210	$5,486	$5,210

Nonperforming loans totaled $3,672,000 as of September 30, 2006, compared to $3,013,000 at December 31, 2005. The ratio of nonperforming loans to loans net of unearned income was 0.80% as of September 30, 2006, compared to 0.66% at December 31, 2005. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $3,687,000 as of September 30, 2006, compared to $3,321,000 at December 31, 2005. The ratio of nonperforming assets to total assets was 0.59% as of September 30, 2006, compared to 0.53% at December 31, 2005.

Results of Operations

The Company reported net income of $854,000, or $0.57 per common share-basic, for the three months ended September 30, 2006, compared to $877,000, or $0.58 per common share-basic, for the three months ended September 30, 2005, a decrease of $23,000, or 2.6%. Net income for the nine months ended September 30, 2006 was $2,690,000, or $1.80 per common share-basic, compared to $2,604,000, or $1.73 per common share-basic, for the nine months ended September 30, 2005, an increase of $86,000, or 3.3%.

Net interest and dividend income for the third quarter of 2006 decreased $279,000 to $5,556,000 compared to $5,835,000 for the third quarter of 2005. Net interest and dividend income for the nine months ended September 30, 2006 decreased $604,000, or 3.5%, to $16,842,000 compared to $17,446,000 for the same period last year. The year-to-date decrease was primarily due to an increase in the cost of interest-bearing liabilities of 90 basis points resulting from an increase in money market, time deposit, retail securities sold under agreements to repurchase and capital security rates. This was partially offset by an increase in the yield on earning assets of 65 basis points due to the increase in the prime rate as well as the continued redeployment of the amortization from the indirect automobile line of business into higher yielding residential mortgage loans and commercial loans.

The provision for loan losses was $120,000 for the third quarter of 2006, compared to no provision for the third quarter of last year. For the nine months ended September 30, 2006, the provision for loan losses was $345,000, an increase of $270,000 from the $75,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the bank’s allowance for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

Noninterest income increased $170,000 to $1,507,000 in the third quarter of 2006 compared to $1,337,000 in the third quarter of 2005. Service charges and fees on deposit accounts increased $119,000 to $753,000 for the third quarter of 2006 compared to $634,000 for the third quarter of 2005 due primarily to an increase in the insufficient funds ("NSF") per item fees in May 2006. Net securities gains increased $63,000 to $104,000 in the third quarter of 2006 compared to $41,000 for the third quarter of 2005 due primarily to a minor repositioning of the investment portfolio during the third quarter of 2006. Gains on sales of loans decreased $85,000 to $27,000 compared to $112,000 for the same period last year due primarily to gains recognized in 2005 related to the sale of commercial loans guaranteed by the Small Business Administration. In the third quarter, other noninterest income increased $73,000 to $623,000 compared to $550,000 for the same period a year ago.

Noninterest income for the nine months ended September 30, 2006 increased $784,000 to $4,403,000 compared to $3,619,000 for the same period last year. Year-to-date, service charges and fees on deposit accounts were $2,097,000, an increase of $298,000, compared to the prior year. Net securities gains increased $143,000 to $353,000 for the nine months ended September 30, 2006 compared to $210,000 for the same period last year. Gains on sales of loans decreased $115,000 to $99,000 for the nine months ended September 30, 2006 compared to $214,000 for the same period a year ago due to the lower level of secondary market sales in 2006. For the first nine months of 2006, other noninterest income increased $458,000 to $1,854,000 compared to $1,396,000 for the same period a year ago. The increase in other noninterest income was due primarily to gains on sale of other real estate owned, cash management fee income, commission on alternative investments, debit card fees, gains recorded on the redemption of two Federal Home Loan Bank ("FHLB") symmetrical advances, and the recovery of prior year expenses associated with a non-accrual loan that paid in full during the first quarter of this year.

 Noninterest expense decreased $42,000 to $5,904,000 for the quarter ended September 30, 2006, compared to the $5,946,000 recorded during the same period last year. Salaries and employee benefits increased $209,000 to $3,093,000 for the third quarter of 2006 compared to $2,884,000 for the same period last year due primarily to an increase in salary expense and health and dental insurance. Office occupancy and equipment expense decreased $107,000 to $1,024,000 for the third quarter 2006 compared to $1,131,000 for the same period last year. This decrease is due primarily to expenses in 2005 for signage expense of $129,000 related to the merger of the two banks during the third quarter of 2005 as well as $91,000 in write-down of leasehold improvements associated with the decision to close two supermarket branches. Amortization of core deposit intangibles increased $42,000 to $280,000 for the third quarter of 2006 compared to $238,000 for the third quarter of 2005 due to the amortization of the core deposit intangible associated with the two branch locations purchased in April of this year. Other noninterest expense decreased $186,000 to $1,507,000 for the third quarter of 2006 compared to $1,693,000 for the same period last year. Decreases in legal expense, telephone expense and stationery and office supplies were partially offset by increases in contributions and professional fees expense.

For the nine months ended September 30, 2006 noninterest expense totaled $17,524,000, an increase of $214,000 over the $17,310,000 reported for the same period last year. For the nine months ended September 30, 2006, the Company incurred one-time expenses associated with the acquisition of two Washington Mutual Bank branches of $126,000. Further, ongoing expenses of these two new branches were $264,000 year-to-date. For the nine months ended September 30, 2006, salaries and employee benefits increased $323,000 to $8,986,000, compared to $8,663,000 for the same period a year ago due primarily to an increase in salary expense and health and dental insurance. Office occupancy and equipment expense decreased $100,000 to $2,960,000 for the nine months ended September 30, 2006, compared to the same period last year. During 2005, the Company recognized expenses relating to signage associated with the merger of the two banks and the write-down of leasehold improvements relating to the closure of two supermarket branches. During 2006, the Company recognized increased expenses relating to grounds maintenance, equipment expense and a loss on equipment disposal, which was partially offset by a decrease in lease expense due to the closed supermarket branches. Amortization of core deposit intangibles increased $83,000 to $798,000 for the nine months ended September 30, 2006, compared to $715,000 for the same period last year due to the amortization of the core deposit intangible associated with the two branch locations purchased in April of this year. Other noninterest expense decreased $92,000 to $4,780,000 for the nine months ended September 30, 2006 compared to $4,872,000 for the same period a year ago. Decreases in legal expense, repossession expense, telephone expense and stationery and office supplies were partially offset by increases in contributions and professional fees expense.

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

The Company reported comprehensive net income of $2,538,000 for the quarter ended September 30, 2006, compared to comprehensive net income of $180,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, comprehensive net income was $3,134,000, compared to $1,506,000 for the nine months ended September 30, 2005.

For the quarter ended September 30, 2006, the unrealized loss on available-for-sale securities decreased $1,684,000, net of tax. When added to the quarterly net income of $854,000 the result is comprehensive net income of $2,538,000. For the quarter ended September 30, 2005, the unrealized loss on available-for-sale securities increased $697,000, net of tax. When deducted from the quarterly net income of $877,000, the result is comprehensive net income of $180,000.

For the nine months ended September 30, 2006, the unrealized loss on available-for-sale securities decreased $444,000, net of tax. When added to net income year-to-date of $2,690,000 the result is a net comprehensive income of $3,134,000. For the nine months ended September 30, 2005, the unrealized loss on available-for-sale securities increased $1,098,000, net of tax. When deducted from net income year-to-date of $2,604,000 the result is a net comprehensive income of $1,506,000.

The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation.

Income Tax Expense

The Company recognized income tax expense of $686,000 and $1,076,000 for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rates were 20.3% and 29.2% for those respective periods. The effective tax rate for 2006 is positively impacted by the Company’s significant increase in municipal bond investments as well as certain charitable contributions made which provide tax credits to the Company due to a 75% state tax exemption.

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

At the subsidiary bank level, liquidity is managed by measuring forecasted cash flows. Liquidity levels are defined as the amount of cash flow available to meet loan originations requirements and potential deposit outflows. Liquidity is managed using a combination of net marketable assets, lines of credit, FHLB borrowings, purchase and sale of loan assets, and brokered/wholesale CD relationships.

Additionally, Northway Financial, Inc. requires cash for various operating needs, including dividends to shareholders, the stock repurchase program, capital contributions to the subsidiary bank, interest payments on capital securities and the payment of general corporate expenses. The primary sources of liquidity for Northway Financial, Inc. are dividends from its subsidiary bank and reimbursement for services performed on behalf of the bank.

Further, the Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced home equity loans, unadvanced lines of credit, standby letters of credit and unadvanced portions of Bounce ProtectionTM , an overdraft privilege program.  The amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments, and, if advanced, will impact the Company’s liquidity. As of September 30, 2006, off-balance sheet financial commitments totaled approximately $75,600,000.

Management believes that the Company’s current level of liquidity and funds available from outside sources is sufficient to meet the Company’s needs.

Capital

The Company’s Tier 1 and Total Risk Based Capital ratios were 13.97% and 16.03%, respectively, at September 30, 2006. The Company’s Tier 1 leverage ratio at September 30, 2006 was 9.13%. As of September 30, 2006, the capital ratios of the Company and the subsidiary bank exceeded the minimum capital ratio requirements for the “well-capitalized” category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Amendment to the Employment Agreement for William J. Woodward. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23, 1999).

10.7	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re computation of per Share Earnings.

Exhibit Number	Description of Exhibit
19	Company’s quantitative and qualitative disclosure about market risk as discussed in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWAY FINANCIAL, INC

November 6, 2006	BY:/S/William J. Woodward
William J. Woodward
President & CEO
(Principal Executive Officer)

November 6, 2006	BY:/S/Richard P. Orsillo
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