Form 10-K
period 2006-12-31
NORTHWAY FINANCIAL INC
filed 2007-03-29
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006

*	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-23129

NORTHWAY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

New Hampshire	04-3368579
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 Main Street
Berlin, New Hampshire	03570
(Address of principal executive offices)	(Zip Code)

(603) 752-1171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES * NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES * NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☒ NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. Large Accelerated Filer * Accelerated Filer * Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES* NO ☒

The number of shares of voting and nonvoting common stock, par value $1.00 per share, held by nonaffiliates of the registrant as of June 30, 2006 was 1,270,163 shares with an aggregate market value, computed by reference to the last reported sales price on the NASDAQ Global Market on such date, of $45,725,868. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for purposes of this calculation, this classification is not to be interpreted as an admission of such status.

At March 25, 2007, there were 1,491,174 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

NORTHWAY FINANCIAL, INC.
2006 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, but are not limited to, projections of revenue, income or loss, plans for future operations and acquisitions, projections based on assumptions regarding market and liquidity risk, and plans related to products or services of Northway Financial, Inc. (“Northway”) and its subsidiaries (the “Company”). Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. To the extent any such risks, uncertainties and contingencies are realized, the Company’s actual results, performance or achievements could differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other factors, the factors described under the caption “Risk Factors” in Item 1A of this report, overall economic and business conditions, economic and business conditions in the Company’s market areas, interest rate fluctuations, a prolonged continuation of the current interest rate environment, the demand for the Company’s products and services, competitive factors in the industries in which the Company competes, changes in government regulations, and the timing, impact and other uncertainties of future acquisitions.

In addition to the factors described above, the following are some additional factors that could cause our financial performance to differ from any forward-looking statement contained herein: i) changes in interest rates over the past year and the relative relationship between the various interest rate indices that the Company uses; ii) a deterioration in the financial markets affecting the valuation of securities held in the Company’s investment portfolio; (iii) a change in product mix attributable to changing interest rates, customer preferences or competition; iv) a significant portion of the Company’s loan customers are in the hospitality business and therefore could be affected by a slower economy, adverse weather conditions and/or rising gasoline prices; and v) the effectiveness of advertising, marketing and promotional programs.

The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” or the negative of such terms and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known or unknown risks, uncertainties or other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company derives substantially all of its revenue and income from the furnishing of bank and bank-related services, principally to individuals and small and medium-sized companies in New Hampshire. The Bank operates as a typical community banking institution and does not engage in any specialized finance or capital market activities. The Company functions primarily as the holder of stock of its subsidiary and assists the management of its subsidiary as appropriate.

The Company is subject to regulation by the New Hampshire Bank Commissioner (the “Commissioner”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Board of Governors of the Federal Reserve System. See "Supervision and Regulation" on page 4 of this report

The Bank is engaged in a general commercial banking business and offers commercial and construction loans, real estate mortgages, consumer loans, including personal secured and unsecured loans, and lines of credit.

The Bank accepts savings, time, demand, NOW and money market deposit accounts, and offers a variety of banking services including safe deposit boxes, credit cards, official checks and money orders, overdraft lines of credit, alternative investments, commercial cash management, and wire transfer services.

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

Investment Activities

The following table presents the carrying amount of the Company’s securities available-for-sale as of December 31, 2006, 2005 and 2004 ($000 Omitted):

	2006	2005	2004
U.S. Treasury and other U.S. government agency securities	$47,063	$47,751	$54,563
Mortgage-backed securities (1)	40,621	23,939	29,301
Marketable equity securities	3,617	2,809	1,931
Corporate bonds	3,522	5,569	12,287
Asset backed securities	4,968	-	-
State and political subdivision bonds and notes	27,998	23,176	3,051
Total securities	$127,789	$103,244	$101,133

(1)	Includes collateralized mortgage obligations of $6, $8 and $10 for December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the amortized cost of the Company’s investment in debt securities maturing within stated periods and their related weighted average yields, reported on a tax equivalent basis, as of December 31, 2006 ($000 Omitted):

	Maturities
	Within one year	One to five years	Five to ten years	Over ten years	Total amortized cost
Available-for-sale:
U.S. Treasury and other U.S. government agency securities	$6,300	$30,455	$10,983	$-	$47,738
Mortgage-backed securities (1)	-	20	-	40,891	40,911
Corporate bonds	1,508	2,009	-	-	3,517
Asset backed securities	-	-	-	4,974	4,974
State and political subdivision bonds and notes	1,506	996	-	25,282	27,784
Total amortized cost	$9,314	$33,480	$10,983	$71,147	$124,924

Fair value	$9,262	$32,935	$10,916	$71,059	$124,172

Weighted average yield	3.94%	4.13%	5.57%	5.49%	5.02%

(1)	Includes collateralized mortgage obligations of $6

Lending Activities

The following table sets forth information with respect to the composition of the Company’s loan portfolio, excluding loans held for sale, as of December 31, 2006, 2005, 2004, 2003 and 2002 ($000 Omitted):

	December 31,
	2006	2005	2004	2003	2002
Real estate:
Residential	$167,172	$158,729	$147,333	$129,493	$114,526
Commercial	158,464	143,456	130,334	120,366	111,941
Construction	10,700	13,241	5,366	3,851	6,330
Commercial	33,569	27,349	27,013	24,528	23,885
Installment	42,489	35,786	29,345	30,291	40,169
Indirect installment	28,714	62,221	116,520	150,807	139,477
Other	20,843	19,507	18,901	14,530	9,652
Total loans	461,951	460,289	474,812	473,866	445,980
Unamortized cost/(unearned income)	279	84	(106)	(247)	(207)
Allowance for loan losses	(5,581)	(5,150)	(5,204)	(5,036)	(4,920)
Total unamortized cost/(unearned income) and allowance for loan losses	(5,302)	(5,066)	(5,310)	(5,283)	(5,127)
Net loans	$456,649	$455,223	$469,502	$468,583	$440,853

The following table presents the maturity distribution of the Company’s real estate construction and commercial loans at December 31, 2006 ($000 Omitted):

	Amount	Percent of Total
Within one year	$12,088	27.31%
After one through five years	15,154	34.23
Over five years	17,027	38.46
	$44,269	100.00%

The Company’s real estate construction and commercial loans due after one year at December 31, 2006 were comprised of the following ($000 Omitted):

Amount
Fixed interest rate	$14,965
Adjustable interest rate	17,216
$32,181

Analysis of the Allowance for Loan Losses

The following table reflects activity in the Company’s allowance for loan losses for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 ($000 Omitted):

	Years ended December 31,
	2006	2005	2004	2003	2002

Balance at the beginning of period	$5,150	$5,204	$5,036	$4,920	$4,642
Charge-offs:
Real estate	9	8	56	-	83
Commercial	-	10	28	120	12
Installment loans	323	397	581	750	729
Total	332	415	665	870	824
Recoveries:
Real estate	56	44	162	25	64
Commercial	16	85	16	11	4
Installment loans	226	157	160	145	134
Total	298	286	338	181	202
Net charge-offs	34	129	327	689	622
Provision charged to expense	465	75	495	805	900
Balance at the end of period	$5,581	$5,150	$5,204	$5,036	$4,920

Ratio of net charge-offs to average loans	0.01%	0.03%	0.07%	0.15%	0.15%

The increase in the provision for loan losses in 2006 was due in large part to an increase in commercial loans, especially large hospitality loans, which require a higher risk weighting in the allowance for loan losses calculation. The decrease in the 2005 provision was due in part to a reduction in average loans of approximately $19.8 million. The decrease in the 2004 provision was due in part to a reduction in average impaired loans of approximately $1.1 million as well as the fact that the Company realized significant recoveries during 2004, which allowed the Company to maintain its coverage ratio. The decrease in the 2003 provision was due in large part to the recording of $70,000 to other expense for a provision for losses related to unfunded loan commitments such as unused lines of credit and unused portions of home-equity loans. This provision had previously been calculated as part of the allowance for loan losses. The 2002 provision was unchanged from the provision recorded in 2001due to an increase in loan balances and an increased level of loan charge-offs.

Allocation of the Allowance for Loan Losses

The following table sets forth the breakdown of the Company’s allowance for loan losses in the Company’s portfolio by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated ($000 Omitted):

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate:
Residential	$996	36.2%	$784	34.5%	$644	31.0%	$624	27.3%	$598	25.9%
Commercial & construction	3,422	36.6	3,032	34.0	1,892	28.6	1,724	26.2	2,008	26.7
Commercial	339	7.3	278	6.0	174	5.7	155	5.2	216	5.4
Installment	747	15.4	985	21.3	2,398	30.7	2,505	38.2	2,084	40.6
Other	77	4.5	71	4.2	96	4.0	28	3.1	14	1.4
	$5,581	100.0%	$5,150	100.0%	$5,204	100.0%	$5,036	100.0%	$4,920	100.0%

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

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and its banking subsidiary. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be unsafe or unsound. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Company depends in part upon dividends received from its subsidiary bank to fund its activities, including the payment of dividends. As described below, the FDIC and the banks regulatory agencies may regulate the amount of dividends payable by the subsidiary banks. The inability of the Bank to pay a dividend may have an adverse effect on the Company.

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

Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provision of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). Pursuant to the FDI Reform Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risk to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as the Bank, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”) as amended by the FDI Reform Act requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels. The FDI Reform Act allows eligible insured depository institutions to share a one-time assessment credit pool of approximately $4.7 billion. The Bank will, therefore, receive a one-time credit of $447,000 to be applied against any future deposit insurance assessments. During 2006, the Bank paid FDIC premiums totaling $59,000.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 calculation as of December 31, 2006 equaled 14.02% and its total capital ratio as of December 31, 2006 was 15.95%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets for the quarter. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as “well capitalized”. The Company’s leverage ratio as of December 31, 2006 was 9.31%.

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

Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized”.

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel IA”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Company, that are not among the 20 or so largest US bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the 20 or so largest US bank holding companies to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other changes, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. The NPR remains subject to approval by other regulatory agencies, and if approved, will be made available to the public for comment, and in all likelihood, will be subject to further revision. The effective date, if adopted, of the Basel 1-A rules also remains uncertain. Accordingly, the Company is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

USA Patriot Act. The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant and a target institution in combating money laundering activities when considering applications filed under Section 3 of the BHCA or under the Bank Merger Act. In 2006, final regulations under the USA Patriot Act were issued requiring financial institutions, including the Bank, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks.” Management believes that the Company is in compliance with all the requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

The Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as "Outstanding", "Satisfactory", "Needs to Improve," or "Substantial Noncompliance". Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of Outstanding on its most recent examination. New Hampshire also has enacted substantially similar community reinvestment requirements. The federal banking agencies adopted less burdensome CRA requirements, effective in 2006, for “intermediate - small banks,” which are banks with $250 million or more, but less than $1 billion in total assets, under which such banks, including Northway Bank, will be examined using only two tests, a Lending Test and a new Community Development Test, and will be relieved of certain data collection and reporting requirements.

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

The Company’s banking subsidiary faces significant competition in its markets from commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "non-bank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, increasing consolidation within the banking and financial services industry, as well as increased competition from larger regional and out-of-state banking organizations and non-bank providers of various financial services, may adversely affect the Company’s ability to achieve its financial goals. Federal banking laws permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. Consequently, it is possible for large organizations to enter many new markets including the markets served by the Company. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Company in pricing, delivery, and marketing of their products and services. The Company’s long-term success depends on the ability of the Company’s banking subsidiary to compete successfully with other financial institutions in their service areas. It is not possible to assess what impact these changes in the regulatory environment will have on the Company. Many of these large competitors have significantly more financial resources, larger market share and greater name recognition in the market areas served by the Company and its banking subsidiaries.

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

Employees

As of December 31, 2006 the Company has 249 full-time equivalent employees. The Company considers its employee relations to be good.

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.northwaybank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of the Company’s annual report on Form 10-K, including the exhibits thereto, will be made available, free of charge, upon written request.

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

Fluctuations in interest rates may negatively impact the business of our Bank. Our Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Our bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce our Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, our Bank’s have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

An increase in interest rates could also have a negative impact on our bank’s results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases in the banks’ allowance for loan losses.

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

Changes in the securities market may adversely impact our results of operations. In recent years the securities market has experienced significant volatility and will likely continue to experience volatility as a result of, among other things, global economic and political conditions. Declines in equity prices, as well as declines in the performance of certain sectors or specific companies, may result in a corresponding decline in the value of Company-held securities. Any decline in the value of Company-held securities may decrease our earnings.

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

We experience strong competition within our markets, which may impact our profitability. Competition in the banking and financial services industry is strong. In our market areas, we compete for loans and deposits with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than those of our subsidiaries and may offer services that our subsidiaries do not or cannot provide. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to sustain growth in the loan portfolio and our results of operations and financial condition may otherwise be negatively impacted.

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

Our banking business is highly regulated. Bank holding companies and state-chartered banks operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business and obtain financing. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted, in the future will not make compliance more difficult or expensive, restrict our ability to originate, broker or sell loans or otherwise adversely affect our operations. See “Supervision and Regulation” on page 4 of this report.

Furthermore, our business is also affected by the economic, fiscal and monetary policies of the United States and its agencies and regulatory authorities, particularly the FRB. The economic and fiscal policies of various governmental entities and the monetary policies of the FRB may affect the interest rates our bank subsidiaries must offer to attract deposits and the interest rates they must charge on loans, as well as the manner in which they offer deposits and make loans. These economic, fiscal and monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including our bank subsidiaries.

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

To the extent that we acquire other companies or branches in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. Although we do not have an aggressive acquisition strategy, we have acquired, and in the future, will continue to consider the acquisition of, branches of other financial services companies. To the extent that we acquire branches in the future, our business may be negatively impacted by certain risks inherent with such acquisitions. These risks include the following:

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

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance. Through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities. From time-to-time, we have been, and may become, subject to legal actions relating to our operations that have had, or could, involve claims for substantial monetary damages. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Changes in tax legislation could have a material impact on our results of operations. Changes in tax legislation could have a material impact on our results of operations.

ITEM 2. PROPERTIES

The Company operates 20 branch offices, one commercial lending and administration facility and one administration facility that are located in the central and northern New Hampshire communities of Berlin, Conway (four offices), Gorham (two offices), Groveton, Littleton, West Ossipee, West Plymouth, Plymouth, Campton, Ashland, North Woodstock, Tilton (two offices), Franklin, Laconia, Belmont (two offices), and Pittsfield. Sixteen of these offices are located on properties the Company owns. The Company leases six of its branches under contracts that expire between June 30, 2007 and December 31, 2015. Furthermore, four of the leases have an option to renew for an additional five years. Seventeen of the Company’s branches have drive-up facilities and all are equipped with automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its subsidiaries the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market, Inc.’s National Market under the symbol “NWFI”. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock, as reported by The Nasdaq National Market, and the dividends paid on the common stock:

		Price Per Share		Dividends
		Low	High	Per Share

2006	4thQuarter	$32.41	$33.64	$0.20
	3rdQuarter	32.41	34.38	0.20
	2ndQuarter	34.72	38.05	0.20
	1stQuarter	33.28	37.61	0.18

2005	4thQuarter	$31.59	$35.31	$0.18
	3rdQuarter	30.27	35.56	0.18
	2ndQuarter	29.61	33.77	0.18
	1stQuarter	32.37	35.24	0.17

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

On March 1, 2007, the closing sales price of the common stock on the Nasdaq National Market was $31.37 per share. As of such date, there were approximately 1,100 holders of record of the Company common stock.

The following table sets forth, for the periods indicated, information regarding stock repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2006 to October 31, 2006	-	-	-	75,515
November 1, 2006 to November 30, 2006	-	-	-	75,515
December 1, 2006 to December 31, 2006	-	-	-	75,515
Total	-	-	-

(1)On July 26, 1999, the Board of Directors authorized the repurchase of up to 175,000 shares of common stock for use in the company’s common stock repurchase program. Under this repurchase program, the Company will repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase program does not have an expiration date.

The following graph compares the cumulative total stockholder return on Northway’s common stock (assuming $100 was invested on September 30, 1997, the date when Northway’s common stock became publicly traded, and all dividends were reinvested) against (i) the cumulative total return of the S&P Composite 500 Stock Index, and (ii) the NASDAQ Bank Stock Index.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
NWFI	$115.50	$129.67	$129.16	$131.97	$131.65
S&P 500	90.66	114.58	124.88	128.63	146.15
NASDAQ Bank Stocks	107.11	139.17	154.47	147.77	164.04

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial information of the Company for the five years in the period ended December 31, 2006. This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing under Item 7 of this report and “Financial Statements and Supplementary Data” appearing under Item 8 of this report.

At or for the years ended December 31,	2006	2005	2004	2003	2002
($000 Omitted, except per share data)

Balance Sheet Data:

Total assets	$650,877	$632,734	$638,418	$609,216	$598,945
Securities available-for-sale, at fair value	127,789	103,244	101,133	68,082	87,776
Loans, net of unearned income	462,230	460,373	474,706	473,619	445,773
Allowance for loan losses	5,581	5,150	5,204	5,036	4,920
Other real estate owned	-	196	-	175	22
Goodwill	10,577	10,152	10,152	10,152	10,152
Core deposit intangibles, net	2,178	1,995	2,949	3,903	4,857
Deposits	484,677	464,456	475,359	463,307	476,194
Long-term debt	73,620	105,620	98,620	87,620	66,620
Stockholders’ equity	52,149	50,250	49,510	47,872	44,266

Income Statement Data:

Net interest and dividend income	$22,202	$23,176	$22,846	$23,050	$21,664
Provision for loan losses	465	75	495	805	900
Noninterest income	5,871	3,996	5,097	5,375	3,396
Noninterest expense	23,741	23,582	22,394	22,136	20,035
Net income	3,215	2,673	3,388	3,617	2,598

Per Common Share Data:

Net income - basic	$2.15	$1.78	$2.26	$2.40	$1.71
Net income - assuming dilution	2.14	1.77	2.24	2.39	1.71
Cash dividends declared	0.78	0.71	0.68	0.68	0.68
Book value	34.97	33.70	32.93	31.92	29.19
Tangible book value	26.28	25.39	24.02	22.30	19.07

Selected Ratios:

Return on average assets	0.51%	0.43%	0.54%	0.59%	0.49%
Return on average equity	6.24	5.33	6.97	7.82	5.86
Dividend payout	36.21	39.96	30.10	28.28	39.65
Average equity to average assets	8.12	7.99	7.75	7.61	8.33

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

The principal components of the Company’s income sources are net interest and dividend income. Net interest and dividend income is the difference between interest, dividends and fee income received on interest earning assets, such as loans and investments, and the interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Our other sources of income include revenues from sales of securities, deposit account service fees and fee-based services, such as debit card fees, ATM fees and alternative investment income.

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

The Company reported net income of $3,215,000, or $2.15 basic earnings per common share, in 2006 compared to net income of $2,673,000, or $1.78 basic earnings per common share, in 2005 and $3,388,000, or $2.26 basic earnings per common share, in 2004. Return on average equity was 6.24% in 2006, compared to 5.33% in 2005 and 6.97% in 2004. Return on average assets was 0.51% in 2006, compared to 0.43% in 2005 and 0.54% in 2004.

On April 7, 2006, the Company acquired from Washington Mutual Bank the former Providian National Bank branches located in Tilton and Belmont, New Hampshire. This transaction included the purchase of approximately $8,192,000 in loan balances, net of discount, and the acquisition of deposits, net of deposit assumption premium, totaling approximately $27,779,000, for which the Company paid a deposit assumption premium of 6.30%. See NOTE 11 to the Consolidated Financial Statements.

During 2006, the Company recorded a decrease in net interest and dividend income of $974,000, as an increase in the cost of interest bearing liabilities of 0.92% was only partially offset by an increase in the yield on earning assets of 0.65% and an increase in average earning assets of $9,026,000. During 2006, interest income increased $3,863,000 due primarily to an improvement in the yield on loans as well as an increase in both the yield and average balances of investments. Interest expense increased $4,837,000 due primarily to an increase in interest bearing liabilities of $10,079,000 as well as a shift in liabilities from savings and NOW accounts, a less expensive source of funds, into certificates of deposits and securities sold under agreements to repurchase, more costly sources of funds. The provision for loan losses increased $390,000 as the total provision for 2006 was $465,000 compared to $75,000 for 2005. The increase in the provision for loan losses was the result of the ongoing review of the adequacy of the allowance for loan losses. Noninterest income, excluding securities gains, increased $930,000 from last year due primarily to an increase in overdraft income, debit card fees and one-time favorable items relating to the resolution of a significant loan relationship workout as well as unwind fee income from a FHLBB symmetrical advance. During 2006, the Company realized net securities gains of $394,000 compared to net securities losses of $551,000 for the prior year. The 2005 net losses were the result of the restructuring of the investment portfolio as well as the sale of corporate bonds at a loss of $499,000. Noninterest expense increased $159,000 over the prior year.

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

The table below under the caption “Consolidated Average Balances, Interest and Dividend Income/Expense and Average Yields/Rates,” presents the average balances, income earned or interest paid, and average yields earned or rates paid on the Company’s assets and liabilities for the years ended December 31, 2006, 2005, and 2004.

Net interest and dividend income for 2006 decreased $487,000, or 2%, compared to 2005. Interest and dividend income increased $4,350,000, or 13%, in 2006 compared to 2005. Rising interest rates and a shift in the loan mix resulted in an improvement on the yield on loans of 0.65%. Further the average balance on investments increased $14,266,000 and the yield on investments increased 0.66% resulting in an improvement in investment income of $1,419,000.

The increase in interest income was more than offset by an increase in interest expense of $4,837,000, or 54%, in 2006 compared to 2005. Interest expense increased due primarily to an increase in the cost of interest bearing liabilities of 0.92%. This increase was the result of an increase in rates paid on money market accounts, certificates of deposit, securities sold under agreements to repurchase, FHLB advances and junior subordinated debentures. These rates increased as a result of the increase in interest rates during 2006. Further, the Company experienced a shift in liabilities from lower costing savings and NOW accounts into money markets, certificates of deposit and securities sold under agreements to repurchase, more expensive sources of funds.

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

In 2005 the increase in interest income was partially offset by an increase in interest expense of $1,497,000, or 20%, in 2005 compared to 2004. Interest expense increased due primarily to an increase in the cost of interest bearing liabilities of 0.31%. This increase was the result of an increase in rates paid on money market accounts, certificates of deposit, securities sold under agreements to repurchase, and junior subordinated debentures. These rates increased as a result of the increase in general interest rates during 2005.

The trend in net interest and dividend income is commonly evaluated in terms of average rates using net interest margin and interest rate spread. The net interest margin is computed by dividing fully taxable equivalent net interest and dividend income by average total earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin decreased 0.14% to 3.92% in 2006 after having increased 0.07% to 4.06% in 2005. The decrease in the net interest margin for 2006 was a direct result of the increase in the cost of interest bearing liabilities, which increase was only partially offset by an increase in the yield on earning assets. The increase in the net interest margin for 2005 was a direct result of the increase in the yield on earning assets, which increase was only partially offset by the increase in the cost of funds.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of interest rate fluctuations. During 2006, the net interest rate spread decreased 0.27% to 3.53% as the cost of interest bearing liabilities increased 0.92% and was only partially offset by an increase in the yield on earning assets of 0.65% During 2005, the net interest rate spread increased 0.02% to 3.80% as the yield on earning assets increased 0.33% and was only partially offset by an increase in the cost of interest bearing liabilities of 0.31%.

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

The provision for loan losses was $465,000 in 2006, an increase of $390,000 from the provision recorded in 2005. The provision for loan losses was $75,000 in 2005, a decrease of $420,000 from the provision recorded in 2004. The provision for each of the three years was based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors, including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the Company’s allowances for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

The increase in the 2006 provision was due in large part to an increase in commercial loans, especially large hospitality loans, which require a higher risk weighting in the allowance for loan loss calculation. The decrease in the 2005 provision was due in part to a reduction in average loans of $19,824,000, which was primarily the result of a decrease in average indirect installment loans which declined $53,234,000.

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

CONSOLIDATED AVERAGE BALANCES, INTEREST AND DIVIDEND INCOME/EXPENSE
AND AVERAGE YIELDS/RATES
($000 Omitted)
For the Year Ended December 31,

	2006			2005			2004
	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate
Assets
Interest earning assets:
Federal funds sold	$4,151	$200	4.82%	$9,383	$322	3.43%	$10,564	$125	1.18%
Interest bearing deposits	198	8	4.04	130	3	2.31	143	1	0.70
Securities (1) (2)	123,599	6,069	4.91	109,333	4,650	4.25	86,236	3,684	4.27
Loans, net (3) (4)	463,965	30,690	6.61	464,041	27,642	5.96	483,865	26,821	5.54
Total interest earning assets (5)	591,913	36,967	6.25	582,887	32,617	5.60	580,808	30,631	5.27

Cash and due from banks	13,008			14,942			15,637
Allowance for loan losses	(5,341)			(5,254)			(5,104)
Premises and equipment, net	12,934			13,453			13,444
Other assets	22,071			21,750			22,574
Total assets	$634,585			$627,778			$627,359

Liabilities
Interest bearing liabilities:
Regular savings	$69,304	178	0.26	$81,534	201	0.25	$85,319	220	0.26
NOW and super NOW	85,785	279	0.33	96,713	356	0.37	97,170	334	0.34
Money market accounts	67,986	1,701	2.50	68,398	767	1.12	65,286	460	0.70
Certificates of deposit	173,706	6,207	3.57	135,751	2,769	2.04	140,614	2,136	1.52
Securities sold under agreements to repurchase	22,559	672	2.98	8,836	183	2.07	8,611	87	1.01
FHLB advances	66,408	2,896	4.36	84,437	3,189	3.78	80,744	3,115	3.86
Junior subordinated debentures	20,620	1,832	8.88	20,620	1,463	7.10	20,620	1,079	5.23
Total interest bearing liabilities	506,368	13,765	2.72	496,289	8,928	1.80	498,364	7,431	1.49
Noninterest bearing deposits	72,883			77,845			76,915
Other liabilities	3,775			3,466			3,475
Total liabilities	583,026			577,600			578,754

Stockholders' equity	51,559			50,178			48,605
Total liabilities and stockholders' equity	$634,585			$627,778			$627,359

Net interest and dividend income (6)		$23,202			$23,689			$23,200

Interest rate spread (7)			3.53%			3.80%			3.78%
Net interest margin (8)			3.92%			4.06%			3.99%

(1)
Reported on a tax equivalent basis. Reported interest on securities of $5,432,000, $4,465,000 and $3,582,000 was adjusted by $637,000, $185,000 and $102,000, for 2006, 2005 and 2004, respectively, to reflect the tax equivalent adjustment.

(2)	Average balances are calculated using the adjusted cost basis.
(3)
Reported on a tax equivalent basis. Reported interest and fees on loans of $30,327,000, $27,314,000 and $26,569,000 was adjusted by $364,000, $328,000 and $252,000 for 2006, 2005 and 2004, respectively, to reflect the tax equivalent adjustment.

(4)	Net of unamortized cost/unearned income. Includes loans held for sale and nonperforming loans.
(5)
Reported on a tax equivalent basis. Reported interest and dividend income of $35,967,000, $32,104,000 and $30,277,000 was adjusted by $1,000,000, $513,000 and $354,000 for 2006, 2005 and 2004, respectively, to reflect the tax equivalent adjustment.

(6)
Reported on a tax equivalent basis. Reported net interest and dividend income of $22,202,000, $23,176,000 and $22,846,000 was adjusted by $1,000,000, $513,000 and $354,000 for 2006, 2005 and 2004, respectively, to reflect the tax equivalent adjustment.

(7)	Interest rate spread equals the yield on interest earning assets minus the rate paid on interest bearing liabilities.
(8)	The net interest margin equals net interest and dividend income divided by total average interest earning assets.

CONSOLIDATED RATE/VOLUME VARIANCE ANALYSIS(1)

	($000 Omitted)
	2006 Compared to 2005 Increase (Decrease) Due to Change in				2005 Compared to 2004 Increase (Decrease) Due to Change in
	Volume	Rate	Mix	Total	Volume	Rate	Mix	Total
Interest and dividend income:
Federal funds sold	$(180)	$130	$(72)	$(122)	$(14)	$238	$(27)	$197
Interest bearing deposits	2	2	1	5	-	2	-	2
Securities	607	718	94	1,419	987	(16)	(5)	966
Loans, net	(5)	3,053	-	3,048	(1,099)	2,002	(82)	821
Total interest and dividend income	424	3,903	23	4,350	(126)	2,226	(114)	1,986

Interest expense:
Regular savings	(30)	8	(1)	(23)	(10)	(9)	-	(19)
NOW and super NOW	(40)	(42)	5	(77)	(2)	24	-	22
Money market accounts	(5)	945	(6)	934	22	272	13	307
Certificates of deposit	774	2,082	582	3,438	(74)	732	(25)	633
Securities sold under agreements to repurchase	284	80	125	489	2	91	3	96
FHLB advances	(681)	493	(105)	(293)	143	(66)	(3)	74
Junior subordinated debentures	-	369	-	369	-	384	-	384
Total interest expense	302	3,935	600	4,837	81	1,428	(12)	1,497

Net interest and dividend income	$122	$(32)	$(577)	$(487)	$(207)	$798	$(102)	$489

(1)	Reported on a tax equivalent basis.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and income earned through securities sales.

The following table sets forth the components of the Company’s noninterest income:

	($000 Omitted) Years Ended December 31,
	2006	2005	2004
Service charges and fees on deposit accounts	$2,837	$2,430	$2,229
Gain (loss) on sales of securities available-for-sale, net	394	(551)	753
Debit card fees	557	456	372
Gain on sales of loans, net	137	260	374
Other	1,946	1,401	1,369
Total noninterest income	$5,871	$3,996	$5,097

Fee income from service charges and fees on deposit accounts increased 17% in 2006, 9% in 2005 and 33% in 2004. The improvement in 2006 was due primarily to an increase in overdraft income due to a 20% increase in the insufficient funds (“NSF”) per item fees in May 2006 as well as the impact of the two branches acquired April 7, 2006. The improvement in 2005 was due primarily to an increase in overdraft income due to the full year impact of the introduction of Bounce Protection™, an overdraft privilege program, in April 2004. The improvement in 2004 was due principally to increases in the per item insufficient fund fee as the Company introduced new fee schedules in December 2003. In addition, 2004 overdraft income was positively impacted by the introduction of Bounce Protection™.

During 2006, the Company recognized a net gain on sales of securities of $394,000 compared to a net loss on sales of securities of $551,000 in 2005 and a net gain on sales of securities of $753,000 in 2004. Securities gains in 2006 were primarily the result of an improved equity market in 2006. Securities losses in 2005 were primarily due to the restructuring of the investment portfolio, which resulted in the sale of U.S. Government Agency bonds at a loss, as well as the sale of corporate bonds at a loss of $499,000. Securities gains in 2004 were the result of improved market conditions for investment securities. Securities gains, net, in 2006 included $440,000 of net gains on sales of equity securities compared to $117,000 and $253,000 in 2005 and 2004, respectively. Net losses on the sales of debt securities totaled $46,000 in 2006 compared to net losses of $668,000 in 2005 and net gains of $500,000 in 2004.

Debit card fees were $557,000 in 2006 compared to $456,000 in 2005 and $372,000 in 2004. The $101,000 increase in debit card fees in 2006 and $84,000 in 2005 reflects the increase in debit card usage over the past several years.

Gains on sales of loans, net, decreased $123,000 in 2006 compared to 2005 as gains on sales of mortgage loans declined $52,000 to $77,000 and the Company recorded no gain on the sale of commercial loans in 2006 compared to $68,000 in 2005. Gains on sales of loans, net, decreased $114,000 in 2005 compared to 2004. Gains on sales of mortgage loans remained relatively unchanged at $112,000 from the prior year. Gains on sales of commercial loans declined $109,000 during 2004 as the Company sold a portfolio of commercial loans guaranteed by the Small Business Administration for a gain of $178,000. Gains on sales of loans, net, decreased $48,000 in 2004 compared to 2003. Gains on sales of mortgage loans decreased $228,000 as the Company opted to retain a greater portion of fixed rate mortgages in portfolio in 2004 compared to 2003. This was partially offset by the Company’s sale of a portfolio of commercial loans guaranteed by the Small Business Administration for a gain of $178,000 in 2004.

Other noninterest income (sources of which include credit card merchant income, ATM fees, loan fees, safe deposit fees and commissions on alternative investment products) increased $545,000, or 39%, to $1,946,000 in 2006 following an increase of $32,000, or 2%, to $1,401,000 in 2005 and a decrease of $72,000, or 5%, to $1,369,000 in 2004. The increase in 2006 was due primarily to an increase in income from alternative investment products, an increase in the valuation of the cash surrender value of a company-owned life insurance and several one-time favorable items relating to the recapture of prior years’ interest and expenses on the payoff of a large commercial loan workout totaling $100,000, gains on sale of OREO property of $86,000 as well as an unwind fee of $84,000 from the redemption of a FHLBB symmetrical advance. The increase in 2005 was due primarily to an increase in income from alternative investments products as well as an increase in debit card income. The decrease in 2004 compared to 2003 was due primarily to the recognition of approximately $191,000 in other loan fees resulting from transactions with Federal Home Loan Mortgage Corporation (“FHLMC”). This decrease was partially offset by the introduction of alternative investment products offered by the Company, which increased fee income by approximately $126,000.

NONINTEREST EXPENSE

Total noninterest expense increased $159,000, or 1%, during 2006 following an increase of $1,188,000, or 5%, during 2005 and an increase $258,000, or 1%, during 2004. During 2006, noninterest expense was impacted by the expenses associated with the acquisition of the two branches in April 2006 as well as increased fees paid to our outsourced marketing firm. The increase in expenses during 2005 is due primarily to one-time expenses of $1,161,000 resulting from the merger of the Company’s two subsidiary banks. The increase in expenses during 2004 was due primarily to an increase in salaries and employee benefits.

The following table sets forth information relating to the Company's noninterest expense during the periods indicated:

	($000 Omitted) Years Ended December 31,
	2006	2005	2004
Salaries and employee benefits	$12,252	$11,633	$12,058
Office occupancy and equipment	4,190	4,282	3,873
Amortization of core deposit intangibles	1,051	954	954
Professional fees	1,026	1,179	907
Marketing	726	757	326
Stationery and supplies	365	647	429
Telecommunications	455	619	595
Other	3,676	3,511	3,252
Total noninterest expense	$23,741	$23,582	$22,394

The merger related expenses, which totaled $1,161,000 for 2005, consisted primarily of advertising expense of $386,000, stationery and supplies of $337,000, equipment expense of $141,000, professional fees of $83,000, legal fees of $81,000 and state transfer tax of $71,000. These one-time costs related to marketing the Northway brand, replacing all existing forms, replacing all existing signage, transfer of real estate, and all necessary legal and computer systems issues related to the merger. These expenses are included in the table above in the appropriate expense categories.

Salaries and employee benefits increased $619,000, or 5%, from 2005 to 2006 and decreased $425,000, or 4%, from 2004 to 2005. The increase in 2006 was attributable primarily to increases in health and dental insurance, pension expense and the Supplemental Employee Retirement Plan (“SERP ) as well as one-time separation expenses from the centralization of consumer lending. The decrease in 2005 was due primarily to a focus on staffing levels, an increase in SFAS No. 91 credits associated with deferred loan origination costs, and a decrease in the expense related to the SERP. The increase in 2004 reflected staff additions in connection with the expansion of the retail franchise, increased lending activities and normal salary and wage increases. Also, during 2004, the Company recorded a liability to deferred compensation related to the SERP. Refer to NOTE 15 to the Consolidated Financial Statements for a further discussion regarding the SERP.

Office occupancy and equipment expense decreased $92,000 from 2005 to 2006. Further, 2005 included one-time merger related expenses of $141,000. The primary reason for the decrease of $233,000, net of merger related expenses, was the decrease in occupancy depreciation expense, leases and property maintenance partially offset by an increase in equipment depreciation and maintenance expense. Office occupancy and equipment expenses increased $268,000, net of merger related expenses of $141,000, during 2005 compared to 2004. The increase in 2005 was due primarily to increases in building maintenance costs as well as one-time expenses associated with the write-down of leasehold improvements associated with the closure of two supermarket branch facilities.

The amortization of core deposit intangibles increased $97,000 from 2005 to 2006 due to the core deposit intangibles amortization associated with the two branches acquired in April 2006. There was no change from 2004 to 2005.

Marketing expense increased $355,000, net of merger related expenses of $386,000, during 2006 compared to 2005. During 2006, the Company expanded upon its relationship with an outsourced marketing firm, in connection with an effort to increase deposit balances. Telecommunications expenses decreased $164,000 from 2005 to 2006 due to a change in service providers.

INCOME TAX EXPENSE

The Company recognized $652,000, $842,000 and $1,666,000 in income tax expense for the years ended December 31, 2006, 2005 and 2004, respectively. The effective tax rate was 16.9% for 2006, 24.0% for 2005 and 33.0% for 2004. For additional information relating to income taxes, see NOTE 15 to the Consolidated Financial Statements.

ASSETS

Total assets increased $18,143,000, or 3%, to $650,877,000 at December 31, 2006 compared to $632,734,000 at December 31, 2005. The following is a summary of significant balance sheet changes.

	($000 Omitted) December 31
	2006	2005	$ Change	% Change
Total assets	$650,877	$632,734	$18,143	2.9%
Earning assets	602,320	582,558	19,762	3.4
Federal funds sold	8,755	14,775	(6,020)	(40.7)
Securities available-for-sale, at fair value (1)	131,571	108,785	22,786	21.0
Loans, net of unamortized cost/unearned income	462,230	460,373	1,857	0.4
Deposits	484,677	464,456	20,221	4.4
Borrowings	110,117	114,983	(4,866)	(4.2)
Stockholders’ equity	52,149	50,250	1,899	3.8

(1)	Includes Federal Home Loan Bank stock

The increase in earning assets of $19,762,000 was due primarily to an increase in securities available-for-sale partially offset by a decrease in federal funds sold. The increase in earning assets was accompanied by an increase in deposits which was partially offset by a decrease in borrowings.

SECURITIES AVAILABLE-FOR-SALE

The Company’s securities are classified into one of two categories based on management’s intent to hold the securities: (i) “held-to-maturity” securities, or (ii) securities “available-for-sale.” Securities designated to be held-to-maturity are reported at amortized cost. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of stockholders’ equity. At December 31, 2006 and 2005 the Company had no securities designated as held-to-maturity.

The following table summarizes the Company's securities portfolio at December 31, 2006 and 2005 showing amortized cost and fair value for each category:

	($000 Omitted) December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury and U.S. government agency securities	$47,738	$47,063	$48,728	$47,751
Mortgage-backed securities	40,905	40,615	24,704	23,931
Collateralized mortgage obligations	6	6	8	8
Marketable equity securities	3,364	3,617	2,695	2,809
Corporate bonds	3,517	3,522	5,541	5,569
Asset backed securities	4,974	4,968	-	-
State and political subdivision bonds and notes	27,784	27,998	23,396	23,176
Total securities available-for-sale	$128,288	$127,789	$105,072	$103,244

Total securities available-for-sale increased $24,545,000 during 2006 to $127,789,000 as a result of the growth in funding sources. The Company purchased mortgage-backed securities, asset backed securities and state and political subdivision bonds and notes.

The net unrealized loss on securities available-for-sale was $499,000 at December 31, 2006 compared to a net unrealized loss of $1,828,000 at December 31, 2005 due primarily to the continued level of low interest rates, which increases the value of our security holdings. At December 31, 2006, the net unrealized loss on debt securities was $752,000 and the net unrealized gain on marketable equity securities was $253,000. At December 31, 2005, the net unrealized loss on debt securities was $1,942,000 and the net unrealized gain on marketable equity securities was $114,000.

At December 31, 2006, the Company’s investment in equity securities totaled $3,617,000. This amount is net of a market value adjustment of $253,000, of which the full amount was reflected as a reduction in accumulated other comprehensive loss in stockholders’ equity.

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

LOANS

Gross loans increased $1,662,000, or 0.4%, to $461,951,000 at December 31, 2006 compared to December 31, 2005. This increase was due primarily to an increase in commercial real estate, residential real estate, commercial and installment loans , which was partially offset by a decrease in indirect installment loans of $33,507,000. Gross loans decreased $14,523,000, or 3%, to $460,289,000 at December 31, 2005 compared to December 31, 2004. This decrease was due primarily to a decrease in indirect installment loans of $54,299,000, which was partially offset by increases in residential real estate, commercial real estate, construction loans and installment loans. The following table presents the composition of the loan portfolio as of December 31, 2006 and 2005:

	($000 Omitted)
	2006	Percent of Total	2005	Percent of Total
Real estate:
Residential	$167,172	36.2%	$158,729	34.5%
Commercial	158,464	34.3	143,456	31.1
Construction	10,700	2.3	13,241	2.9
Commercial	33,569	7.3	27,349	6.0
Installment	42,489	9.2	35,786	7.8
Indirect installment	28,714	6.2	62,221	13.5
Other	20,843	4.5	19,507	4.2
	$461,951	100.0%	$460,289	100.0%

During 2006, the loan portfolio mix continued to shift as runoff from the indirect installment loan portfolio was redeployed into residential real estate, commercial real estate, commercial and installment loans. Further, during 2006 the Company purchased loans totaling $8,192,000, net of discount, as part of the branch acquisition. These loans were comprised of commercial real estate, residential mortgage loans and consumer loans. Residential real estate loans increased to account for 36.2% of the portfolio from 34.5% at December 31, 2005 due in part to the decision to retain high credit quality fixed-rate mortgages in the portfolio rather than sell in the secondary market. Commercial real estate and construction loans now comprise 34.3% and 2.3%, respectively of total loans compared to 31.1% and 2.9%, respectively at December 31, 2005 due to the continued efforts of our seasoned commercial lenders. Installment loans comprise 9.2% of the loan portfolio compared to 7.8% a year ago due primarily to an increase in fixed rate home improvement loans. Indirect installment loans, which originations were discontinued in August 2004, now comprise 6.2% of total loans compared to 13.5% at December 31, 2005.

Commercial real estate loans consist of loans secured by income producing and owner-occupied commercial real estate and commercial loans consist of loans that are either unsecured or are secured by inventories, receivables or other corporate assets, and some are additionally secured by a guarantee of the federal Small Business Administration. Commercial real estate and commercial loans increased by $21,228,000 in 2006 as compared to 2005. The Company continues to emphasize commercial real estate and commercial loans in order to enhance earnings and maintain the balance of its portfolio.

Residential real estate loans increased by $8,443,000, a 5% increase from 2005, compared to an increase of $11,396,000, or 8%, in 2005 compared to 2004. The Company originates both fixed-rate and adjustable-rate residential loans for its portfolio. Some fixed-rate residential loans are originated for sale to investors in the secondary market. The increase in residential real estate loans in 2006 resulted primarily from the Company’s decision to retain a greater percentage of fixed-rate residential mortgage loans.

During 2006, installment loan balances increased $6,703,000, or 19%, from 2005, compared to an increase of $6,441,000, or 22%, in 2005 compared to 2004. Indirect installment loans decreased by $33,507,000, or 54%, in 2006 compared to a decrease of $54,299,000, or 47%, in 2005.

NONPERFORMING ASSETS

Nonperforming assets were $3,714,000, or 0.57%, of total assets, at December 31, 2006 compared to $3,321,000, or 0.53% of total assets, at December 31, 2005, an increase of $393,000, or 12%. Nonperforming assets are comprised primarily of nonaccrual loans, other chattels owned and real estate acquired by foreclosure or a similar conveyance of title. The accrual of interest on a loan is discontinued when there is reasonable doubt as to its collectibility or whenever the payment of principal or interest is more than 90 days past due. However, there are loans within this nonaccrual classification that provide periodic payments, but which have a weakness with respect to the collateral securing the loan.

At December 31, 2006, nonaccrual loans totaled $3,698,000, or 0.80% of total loans, compared to $3,013,000, or 0.66% of total loans, in 2005. At December 31, 2006 the Company had no other real estate owned compared to $196,000 at December 31, 2005 Other chattels owned decreased $96,000 to $16,000 at December 31, 2006 compared to $112,000 at December 31, 2005.

At December 31, 2006, gross interest income that would have been recorded for the year had the loans been current in accordance with their original terms totaled approximately $393,000. During the year ended December 31, 2006, the Company recognized interest income on these non-accrual loans of $353,000.

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

The Company’s allowance for loan losses increased $431,000 from December 31, 2005 to $5,581,000, or 1.21% of total loans, at December 31, 2006.

The following table sets forth the activity of the allowance for loan losses for the periods indicated:

	($000 Omitted) Years Ended December 31,
	2006	2005	2004
Beginning allowance	$5,150	$5,204	$5,036
Provision for loan losses	465	75	495
Loans charged-off	(332)	(415)	(665)
Recoveries on loans previously charged-off	298	286	338
Net charge-offs	(34)	(129)	(327)
Ending allowance	$5,581	$5,150	$5,204
Allowance as a percentage of loans outstanding	1.21%	1.12%	1.10%
Allowance as a percentage of nonperforming loans	150.92	170.93	181.51
Net charge-offs as a percentage of average loans	0.01	0.03	0.07

DEPOSITS

Total deposits at December 31, 2006 were $484,677,000, an increase of $20,221,000, or 4%, compared to $464,456,000 at December 31, 2005. The increase in deposits was due primarily to the deposits acquired, net of premium, of $29,438,000 in April 2006. Certificates of deposit increased $46,610,000 and were partially offset by decreases in demand, savings, NOW and money market deposits of $26,389,000.

The following table sets forth the components of deposits for the periods indicated:

	($000 Omitted) December 31,
	2006	2005
Demand	$72,054	$77,436
Regular savings, NOW and money market	217,682	238,689
Time	194,941	148,331
Total deposits	$484,677	$464,456

At December 31, 2006, time deposits of $100,000 or more are scheduled to mature as follows:

($000 Omitted)
3 months or less	$17,084
Over 3 to 6 months	24,461
Over 6 to 12 months	13,054
Over 12 months	1,077
$55,676

BORROWINGS

At December 31, 2006 short-term borrowings consisted of securities sold under agreements to repurchase of $36,497,000 compared to $9,363,000 for 2005.

Long-term debt in 2006 consists of FHLB term advances of $53,000,000 as well as $20,620,000 of junior subordinated debentures, compared to $85,000,000 of FHLB term advances and $20,620,000 of junior subordinated debentures in 2005. Two of the long-term term FHLB advances are callable quarterly with their next call dates in March and December 2007. The decrease in FHLB advances is the result of the maturity and redemption of $56,000,000 in advances partially offset by new advances totaling $24,000,000.

Junior subordinated debentures consist of two issues of floating rate trust preferred securities acquired during April and July 2002 in the amount of $7,217,000 and $13,403,000, respectively, due in 2032. These trust preferred securities were offered for the purpose of providing capital to the subsidiary bank to ensure adequate capital following branch acquisitions and for general corporate purposes. As of December 31, 2006, of the $20,620,000 principal amount outstanding, $17,209,000 qualified as Tier 1 capital and $3,411,000 was allocated to Tier 2 capital.

See NOTES 9 and 10 to the Consolidated Financial Statements for additional information regarding the Company’s borrowings.

The following table sets forth certain information concerning the Company’s borrowings at the dates indicated:

	($000 Omitted) December 31,
	2006	2005
Short-term borrowings	$36,497	$9,363
Long-term debt	73,620	105,620
	$110,117	$114,983

At December 31, 2006, long-term debt is scheduled to mature as follows:
($000 Omitted)
Less than one year	$13,000
After one year through three years	19,000
After three year through five years	7,000
Over five years	34,620
$73,620

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

Financial instruments with off-balance sheet credit risk at December 31, 2006 and 2005 totaled $92,220,000 and $81,970,000, respectively.

See NOTE 17 to the Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

The Company must also observe the minimum requirements enforced by the federal banking regulators. There are three capital requirements that banks and bank holding companies must meet: Tier 1 capital, total capital (combination of Tier 1 capital and Tier 2 capital), and leverage (Tier 1 capital to average assets) ratios. Tier 1 capital consists of stockholders’ equity, net of intangible assets as well as a portion of junior subordinated debentures. Tier 2 capital consists of a limited amount of allowance for loan losses and the portion of junior subordinated debentures not allocated to Tier 1 capital. Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains and losses relating to securities available-for-sale except net unrealized losses relating to marketable equity securities. The minimum requirements for the leverage ratio, risk-based Tier 1 capital and risk-based total capital are 4%, 4% and 8%, respectively. As of December 31, 2006 and 2005, the Bank was “well capitalized” as defined under FDIC regulations.

The following table sets forth the Company’s risk-based capital and leverage ratios:

	($000 Omitted) December 31,
	2006	2005
Risk-adjusted assets	$416,735	$426,731
Tier 1 capital (to average assets)	9.31%	8.96%
Tier 1 capital (to risk weighted assets)	14.02	13.07
Total capital (to risk weighted assets)	15.95	15.24

Total stockholders’ equity includes a $1,256,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2006 and a $1,104,000 negative adjustment for accumulated other comprehensive loss, net of tax, at December 31, 2005. At December 31, 2006 this adjustment was comprised of a net unrealized loss on securities available-for-sale, net of taxes, of $301,000, a $1,382,000 unrealized loss on pension valuation, net of tax and a $427,000 unrealized credit on prior pension service cost. At December 31, 2005, this adjustment was comprised solely of a net unrealized loss on securities available-for-sale, net of taxes.

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

Allowance for Loan Losses. The allowance for loan losses, which is established through a charge to the provision for loan losses, is estimated at the Bank based on estimates of losses related to customer loan balances. In establishing the appropriate provisions, the Company makes assumptions with respect to the future collectibility of customer loan balances. The Company’s assumptions are based on an individual assessment of the customer’s credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and consider (a) the customer’s ability to meet and sustain their financial commitments; (b) a customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding loan balances based on the Company’s experience in collecting these amounts. The Company’s level of allowance for loan losses fluctuates depending upon all of the factors mentioned above. The use of different estimates or assumptions could produce different provisions for loan losses.

Goodwill and Core Deposit Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill and intangible asset impairment in the fourth quarter of each year. In that goodwill is carried on the books of the Bank and the Company owns 100% of its outstanding stock, there is no market value for its common stock. The Company utilizes a multiple of earnings approach in analyzing the valuation of goodwill. Core deposit intangibles are carried on the books of the Bank as well. The valuation of core deposit intangibles incorporate deposits acquired compared with current deposit levels, considers deposit outflow assumptions made at acquisition as well as other factors.

The most recent impairment test of goodwill and core deposit intangibles indicated that no adjustments were required. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and core deposit intangibles that totaled $10,577,000 and $2,178,000, respectively, at December 31 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or the impact of changes in federal and state laws and regulations.

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

Unrecognized actuarial gains and losses are being recognized to net periodic pension expense over approximately a 17-year period, which represents the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets. These unrecognized losses will be systematically recognized as an increase in future net periodic pension expense and a decrease in accumulated other comprehensive loss in accordance with FAS 87, “Employers’ Accounting for Pensions, ” as amended by SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

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

This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon given both an immediate 300 basis point, or 3%, upward and downward shift in interest rates. Given the current level of interest rates, the Company has modeled an upward shift in rates of 200 basis points and a downward shift in rates of 200 basis points. Using an immediate rate shock simulation where interest rates increase 200 basis points, the December 31, 2006 earnings simulation model projects that net interest income for the twelve months ending December 31, 2007 would decrease by an amount equal to approximately 7.33%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2006 earnings simulation model projects that net interest income for the twelve months ending December 31, 2007 would increase by an amount equal to approximately 1.06%.

Using an immediate rate shock simulation where interest rates increase 200 basis points, the December 31, 2006 earnings simulation model projects that net interest income for the twelve months ending December 31, 2008 would decrease by an amount equal to approximately 4.57%. In addition, utilizing an immediate rate shock simulation where interest rates decrease 200 basis points, the December 31, 2006 earnings simulation model projects that net interest income for the twelve months ending December 31, 2008 would decrease by an amount equal to approximately 6.44%. The projected results are within Company’s ALCO policy limits for both years.

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

The most significant factors affecting the changes in market risk exposure during 2006 compared to 2005 was the decrease in interest rates, changes in the yield curve, the shift in loan mix from indirect installment loans to commercial and commercial real estate loans, the aggregate increase in securities available-for-sale, the increase in total deposits, and increase in short-term borrowings and the decrease in long-term debt.

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

Cash and cash equivalents decreased $4,554,000 during 2006. Cash used in investing activities totaled $22,503,000 with lending activities using $1,188,000, net, and investment activities using $17,874,000, net. Cash provided by financing activities totaled $12,532,000. This cash consisted of an increase in deposits of $18,562,000, an increase in repurchase agreements of $27,134,000, advances of $24,000,000 from the FHLB advances offset by the repayment of maturing FHLB advances and redemption of FHLB advances in the amount of $56,000,000. The net cash provided by operating activities totaled $5,417,000 and consisted primarily of net income of $3,215,000 and a decrease in other assets and other liabilities, net.

CAPITAL EXPENDITURES AND COMMITMENTS

During 2006, the Company incurred approximately $3,441,000 in capital expenditures, which included real estate acquired in the branch acquisition, significant building improvements at several of our branch locations, the purchase of remote capture software to allow for more efficient processing of daily work, and normal replacement of, or upgrades in, existing property and equipment.

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

The Company’s estimated capital expenditures for 2007 total $600,000. They include network upgrades, ATM purchases and various equipment and software upgrades.

CONTRACTUAL OBLIGATIONS

The table below contains information on the Company’s contractual obligations as of the fiscal year ended December 31, 2006:

	($000 Omitted)
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
FHLB advances	$53,000	$13,000	$19,000	$7,000	$14,000
Junior subordinated debentures	20,620	-	-	-	20,620
Total	$73,620	$13,000	$19,000	$7,000	$34,620

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing under Item 7 of this report and is hereby incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	($000 Omitted, Except Per Share Data)
FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

Interest and dividend income
Interest and fees on loans	$30,327	$27,314	$26,569
Interest on debt securities available-for-sale:
Taxable	3,946	3,843	3,201
Tax-exempt	1,149	299	142
Dividends	337	323	239
Interest on federal funds sold	200	322	125
Interest on interest-bearing deposits	8	3	1
Total interest and dividend income	35,967	32,104	30,277

Interest expense
Interest on deposits	8,365	4,092	3,150
Interest on short-term borrowings	811	257	110
Interest on long-term debt	4,589	4,579	4,171
Total interest expense	13,765	8,928	7,431
Net interest and dividend income	22,202	23,176	22,846
Provision for loan losses	465	75	495
Net interest and dividend income after provision for loan losses	21,737	23,101	22,351

Noninterest income
Service charges and fees on deposit accounts	2,837	2,430	2,229
Gain (loss) on sales of securities available-for-sale, net	394	(551)	753
Debit card fees	557	456	372
Gain on sales of loans, net	137	260	374
Other	1,946	1,401	1,369
Total noninterest income	5,871	3,996	5,097

Noninterest expense
Salaries and employee benefits	12,252	11,633	12,058
Office occupancy and equipment	4,190	4,282	3,873
Amortization of core deposit intangibles	1,051	954	954
Other	6,248	6,713	5,509
Total noninterest expense	23,741	23,582	22,394

Income before income tax expense	3,867	3,515	5,054
Income tax expense	652	842	1,666
Net income	$3,215	$2,673	$3,388

Basic earnings per common share	$2.15	$1.78	$2.26
Earnings per common share assuming dilution	$2.14	$1.77	$2.24
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	($000 Omitted)
AS OF DECEMBER 31,	2006	2005

Assets
Cash and cash equivalents
Cash and due from banks and interest-bearing deposits	$16,053	$14,587
Federal funds sold	8,755	14,775
Total cash and cash equivalents	24,808	29,362

Securities available-for-sale, at fair value	127,789	103,244
Federal Home Loan Bank stock	3,782	5,541
Loans held-for-sale	263	453
Loans, net before allowance for loan losses	462,230	460,373
Less: allowance for loan losses	5,581	5,150
Net loans	456,649	455,223

Premises and equipment, net	13,749	11,735
Other real estate owned	-	196
Goodwill	10,577	10,152
Core deposit intangibles, net	2,178	1,995
Other assets	11,082	14,833
Total assets	$650,877	$632,734

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Demand	$72,054	$77,436
Regular savings, NOW and money market deposit accounts	217,682	238,689
Certificates of deposit (in denominations of $100,000 or more)	55,676	28,297
Other time	139,265	120,034
Total deposits	484,677	464,456

Short-term borrowings	36,497	9,363
Long-term debt	73,620	105,620
Other liabilities	3,934	3,045
Total liabilities	598,728	582,484

Stockholders' equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 shares issued and 1,491,174 shares outstanding in 2006 and 2005	1,732	1,732
Surplus	2,064	2,064
Retained earnings	56,140	54,089
Treasury stock (240,795 shares at December 31, 2006 and 2005)	(6,531)	(6,531)
Accumulated other comprehensive loss, net of tax	(1,256)	(1,104)
Total stockholders’ equity	52,149	50,250
Total liabilities and stockholders’ equity	$650,877	$632,734
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	($000 Omitted)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)¹	Total Stockholders' Equity
Balance at December 31, 2003	$1,732	$2,088	$50,116	$(6,213)	$149	$47,872
Net income - 2004	-	-	3,388	-	-	3,388
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	-	-	-	-	(889)	(889)
Net change in unfunded pension accumulated benefit obligation, net of tax	-	-	-	-	49	49
Exercise of stock options, net of tax benefit	-	(13)	-	123	-	110
Cash dividends declared ($0.68 per share)	-	-	(1,020)	-	-	(1,020)
Balance at December 31, 2004	1,732	2,075	52,484	(6,090)	(691)	49,510
Net income - 2005	-	-	2,673	-	-	2,673
Net change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	(1,085)	(1,085)
Net change in unfunded pension accumulated benefit obligation, net of tax	-	-	-	-	672	672
Exercise of stock options, net of tax benefit	-	(11)	-	122	-	111
Treasury stock purchased	-	-	-	(563)	-	(563)
Cash dividends declared ($0.71 per share)	-	-	(1,068)	-	-	(1,068)
Balance at December 31, 2005	1,732	2,064	54,089	(6,531)	(1,104)	50,250
Net income - 2006	-	-	3,215	-	-	3,215
Net change in unrealized loss on securities available-for-sale, net of tax	-	-	-	-	803	803
Net change in unrecognized loss on pension valuation, net of tax	-	-	-	-	(1,382)	(1,382)
Net change in unrecognized pension prior service credit, net of tax	-	-	-	-	427	427
Cash dividends declared ($0.78 per share)	-	-	(1,164)	-	-	(1,164)
Balance at December 31, 2006	$1,732	$2,064	$56,140	$(6,531)	$(1,256)	$52,149

[1]
Accumulated other comprehensive loss as of December 31, 2006 consists of net unrealized holding losses on available-for-sale securities of $301, net of taxes, net unrealized loss on pension valuation of $1,382, net of taxes, and a net credit for prior service on pension of $427, net of tax benefit. Accumulated other comprehensive loss as of December 31, 2005 consists of net unrealized holding losses on available-for-sale securities of $1,104, net of taxes. Accumulated other comprehensive loss at December 31, 2004 consists of net holding losses on available-for-sale securities of $19, net of taxes, and net unrealized holding losses on unfunded pension accumulated obligation of $672, net of taxes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

Net income	$3,215	$2,673	$3,388
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	1,723	(2,347)	(720)
Reclassification adjustment for realized (gains) losses in net income	(394)	551	(753)
Net unrealized gains (losses) on securities	1,329	(1,796)	(1,473)
Pension valuation adjustment	(2,289)	-	-
Pension prior service credit adjustment	708	-	-
Minimum pension liability adjustment	-	1,018	74
Other comprehensive income (loss)	(252)	(778)	(1,399)
Income tax benefit	(100)	(365)	(559)
Other comprehensive loss, net of tax	(152)	(413)	(840)
Comprehensive income	$3,063	$2,260	$2,548
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$3,215	$2,673	$3,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	465	75	495
Depreciation and amortization	2,426	2,367	2,369
Deferred income tax (benefit) expense	(358)	(4)	43
(Gain) loss on sales of securities available-for-sale, net	(394)	551	(753)
Loss on sale, disposal and write-down of premises and equipment	52	57	9
Amortization of premiums and accretion of discounts on securities, net	21	54	90
Change in unearned income/unamortized cost, net	(195)	(190)	(141)
Accretion of discount on loans acquired	(149)	(140)	(160)
(Gains) losses on sales of other real estate owned and other personal property, net	(68)	-	9
Net decrease (increase) in loans held-for-sale	190	(142)	200
Net change in other assets and other liabilities	212	(999)	587
Net cash provided by operating activities	5,417	4,302	6,136

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	11,459	16,002	16,964
Proceeds from maturities of securities available-for-sale	16,688	17,315	25,690
Purchases of securities available-for-sale	(47,990)	(40,829)	(76,515)
Purchases of Federal Home Loan Bank stock	-	(26)	(810)
Proceeds from sales of Federal Reserve Bank stock	-	365	-
Redemption of Federal Home Loan Bank stock	1,759	-	-
Capital distribution on investment in limited partnership	210	-	-
Loan originations and principal collections, net	6,112	13,345	(7,142)
Recoveries of previously charged-off loans	298	286	338
Loans acquired in branch transactions	(8,192)	-	-
Proceeds from sale of commercial loans	-	-	5,088
Proceeds from sales of and payments received on other real estate owned	264	25	-
Proceeds from sales of and payments received on other personal property	330	652	604
Premises and equipment acquired in branch transactions	(507)	-	-
Additions to premises and equipment, net of disposals	(2,934)	496	(2,267)
Purchase of company owned life insurance policies	-	-	(400)
Net cash (used by) provided by investing activities	(22,503)	7,631	(38,450)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,217)	(10,903)	12,052
Deposits assumed in branch transactions, net of assumption premiums	27,779	-	-
Net increase (decrease) in short-term borrowings	27,134	(1,905)	3,867
Advances from Federal Home Loan Bank (FHLB)	24,000	13,000	20,000
Repayment of FHLB advances	(56,000)	(6,000)	(9,000)
Exercise of stock options	-	99	99
Purchases of treasury stock	-	(563)	-
Cash dividends paid	(1,164)	(1,068)	(1,020)
Net cash provided by (used in) financing activities	12,532	(7,340)	25,998
Net (decrease) increase in cash and cash equivalents	(4,554)	4,593	(6,316)
Cash and cash equivalents at beginning of year	29,362	24,769	31,085
Cash and cash equivalents at end of year	$24,808	$29,362	$24,769

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	($000 Omitted)
FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004
Supplemental disclosures of cash flows:
Interest paid	$13,728	$8,662	$7,519
Income taxes paid	860	1,106	2,090
Loans transferred to other real estate owned	-	231	-
Loans transferred to other personal property	235	682	603
Amount due from customer for pending municipal security maturity	-	3,000	-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Northway is a bank holding company formed in 1997 under the laws of New Hampshire and is registered under the Bank Holding Company Act of 1956. Northway’s only business activity has been to own all of the shares of, and provide management, capital and operational support to Northway Bank (“Bank”), formerly known as The Berlin City Bank, and its Delaware statutory business trusts Northway Capital Trust I and Northway Capital Trust II. On October 1, 2005 The Berlin City Bank was renamed Northway Bank and The Pemigewasset National Bank of Plymouth, New Hampshire was merged into Northway Bank. The Company’s headquarters are in Berlin, New Hampshire. The banking subsidy is engaged principally in the business of attracting deposits from the general public and investing those deposits in securities, commercial loans, real estate loans, and consumer loans.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Northway Capital Trust I and Northway Capital Trust II, affiliates of the Company, were formed to sell capital securities to the public through a third party trust pool. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), these affiliates have not been included in the consolidated financial statements.

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

Stock-Based Compensation

At December 31, 2006, the Company has a stock-based employee compensation plan which is described more fully in NOTE 16. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). This Statement revised SFAS No. 123, “Accounting for Stock Based Compensation” and superceded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. No compensation expense was recognized for the twelve months ended December 31, 2006 related to SFAS 123R. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the years ended December 31, 2005 and 2004.

		($000 Omitted, Except Per Share Data)
		2005	2004

Net income	As reported	$2,673	$3,388
Deduct: Total stock-based employee compensation expense determined under fair value based methods awards, net of related tax effects		-	-
	Pro forma	$2,673	$3,388

Earnings per common share	As reported	$1.78	$2.26
	Pro forma	1.78	2.26

Earnings per common share	As reported	$1.77	$2.24
(assuming dilution)	Pro forma	1.77	2.24

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

Earnings per common share have been computed based on the following:
	($000 Omitted, Shares Reported in Millions) Years Ended December 31,
	2006	2005	2004

Net income	$3,215	$2,673	$3,388
Less: Preferred stock dividends	-	-	-

Net income applicable to common stock	$3,215	$2,673	$3,388

Average number of common shares outstanding	1,492.3	1,502.1	1,500.1
Effect of dilutive options	9.1	9.3	11.6
Average number of common shares outstanding used to calculate diluted earnings per common share	1,501.4	1,511.4	1,511.7

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position, result of operations or cash flows.

NOTE 2 CASH AND DUE FROM BANKS

At December 31, 2006, there was $64,000, which was subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank. There was no cash and due from bank balances at December 31, 2005 subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

NOTE 3 SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of securities at December 31, 2006 and 2005 follows:
	($000 Omitted)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Treasury and other U.S. government agency securities	$47,738	$50	$725	$47,063
Marketable equity securities	3,364	311	58	3,617
Mortgage-backed securities	40,905	310	600	40,615
Collateralized mortgage obligations	6	-	-	6
Corporate bonds	3,517	10	5	3,522
Asset backed securities	4,974	-	6	4,968
State and political subdivision bonds and notes	27,784	221	7	27,998
	$128,288	$902	$1,401	$127,789

December 31, 2005
U.S. Treasury and other U.S. government agency securities	$48,728	$-	$977	$47,751
Marketable equity securities	2,695	178	64	2,809
Mortgage-backed securities	24,704	1	774	23,931
Collateralized mortgage obligations	8	-	-	8
Corporate bonds	5,541	37	9	5,569
State and political subdivision bonds and notes	23,396	45	265	23,176
	$105,072	$261	$2,089	$103,244

The contractual maturity distribution of investments in debt obligations at December 31, 2006 follows:

	($000 Omitted)
	Within One Year	Over One Through Five Years	After Five Through Ten Years	Over Ten Years	Total Amortized Cost
U.S. Treasury and other U.S. government agency securities	$6,300	$30,455	$10,983	$-	$47,738
Mortgage-backed securities	-	20	-	40,885	40,905
Collateralized mortgage obligations	-	-	-	6	6
Corporate bonds	1,508	2,009	-	-	3,517
Asset backed securities	-	-	-	4,974	4,974
State and political subdivision bonds and notes	1,506	996	-	25,282	27,784
Total amortized cost	$9,314	$33,480	$10,983	$71,147	$124,924

Fair value	$9,262	$32,935	$10,916	$71,059	$124,172

Actual maturities of state and political subdivision bonds and notes, mortgage-backed securities and collateralized mortgage obligations will differ from the maturities presented because borrowers have the right to prepay obligations without prepayment penalties.

For the years ended December 31, 2006, 2005 and 2004, proceeds from the sales of securities available-for-sale amounted to $11,459,000, $16,002,000 and $16,964,000, respectively. An analysis of gross realized gains and losses on sales of securities available-for-sale during the years ended December 31, follows:

	($000 Omitted)
	2006		2005		2004
	Realized Gains	Realized Losses	Realized Gains	Realized Losses	Realized Gains	Realized Losses
Marketable equity securities	$480	$40	$221	$104	$402	$149
U.S. Treasury and other U.S. government agency securities	-	49	-	200	5	-
Mortgage-backed securities	-	-	12	11	-	-
Corporate bonds	3	-	30	499	539	50
State and political subdivision bonds and notes	-	-	-	-	6	-
	$483	$89	$263	$814	$952	$199

The tax provision (benefit) applicable to these net realized gains/(losses) amounted to $156,000, (218,000) and $298,000 for 2006, 2005, and 2004, respectively.

Securities with a carrying amount totaling $91,155,000 and $73,651,000 were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and treasury, tax and loan accounts at December 31, 2006 and 2005, respectively

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2006:

	($000 Omitted)
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agency securities	$-	$-	$38,030	$725	$38,030	$725
Marketable equity securities	525	58	-	-	525	58
Mortgage-backed securities	-	-	25,048	600	25,048	600
Corporate bonds	-	-	1,503	5	1,503	5
Asset backed securities	4,968	6	-	-	4,968	6
State and political subdivision bonds and notes	3,497	7	-	-	3,497	7
Total temporarily impaired securities	$8,990	$71	$64,581	$1,330	$73,571	$1,401

At December 31, 2006, securities with a total fair value of $73,571,000 were in a loss position. These securities included twenty U.S. government agency securities with a fair value of $38,030,000 and an unrealized loss of $725,000. These securities had an unrealized loss due to the current interest rate environment. As these securities are guaranteed by U.S. government agencies such as FHLB, FHLMC or FNMA there is no credit risk associated with them. These securities are not other-than-temporarily impaired as the Company has the ability and the intent to hold these securities until recovery to cost basis.

Mortgage-backed securities with a fair value of $25,048,000 had an unrealized loss of $600,000 at December 31, 2006. As with the U.S. government agency securities, these securities have an unrealized loss due to the current interest rate environment. As all of these mortgage-backed securities are guaranteed by U.S. government agencies such as FHLMC, GNMA or FNMA there is no credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company has the ability and intent to hold these securities until recovery to cost basis.

Eight marketable equity securities with a fair value of $525,000 had an unrealized loss of $58,000 at December 31, 2006. Marketable equity securities are subject to internal testing on a quarterly basis to determine impairment. Testing includes review of industry analyst reports, credit ratings, sector analysis and earnings projections. Based upon the December 31, 2006 review, these securities were not determined to be other-than-temporarily impaired.

One corporate bond security with a fair value of $1,503,000 had an unrealized loss of $5,000 at December 31, 2006. Corporate bond securities are subject to internal testing on a quarterly basis to determine other-than-temporary impairment. Based upon the December 31, 2006 review, this security was not determined to be other-than-temporarily impaired.

One asset-backed security with a fair value of $4,968,000 had an unrealized loss of $6,000 at December 31, 2006. Asset-backed securities are subject to internal testing on a quarterly basis to determine other-than-temporary impairment. Based upon the December 31, 2006 review, this security was not determined to be other-than-temporarily impaired.

Eight state and political subdivision securities with a fair value of $3,497,000 had an unrealized loss of $7,000 at December 31, 2006. As all of these state and political subdivision securities are guaranteed by municipalities there is minimal credit risk associated with them. These securities have not been classified as other-than-temporarily impaired as the Company has the ability to hold these securities until recovery to cost basis.

NOTE 4 LOANS

Loan balances were comprised of the following:

	($000 Omitted)
December 31,	2006	2005
Real estate:
Residential	$167,172	$158,729
Commercial	158,464	143,456
Construction	10,700	13,241
Commercial	33,569	27,349
Installment	42,489	35,786
Indirect installment	28,714	62,221
Other	20,843	19,507
Total loans	461,951	460,289
Unamortized cost	279	84
Allowance for loan losses	(5,581)	(5,150)
Total unamortized cost and allowance for loan losses	(5,302)	(5,066)
Net loans	$456,649	$455,223

Total loans above are net of unearned discount on loans acquired in the amount of $181,000 and $275,000 at December 31, 2006 and 2005, respectively. In addition, total loans above are net of unamortized premium on indirect installment loans originated in the amount of $234,000 and $789,000 at December 31, 2006 and 2005, respectively.

Loans are made in the ordinary course of business to directors, executive officers, and their immediate families and to organizations in which such persons have more than a 10% ownership interest. These loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Total loans to such persons and their companies amounted to $571,000 as of December 31, 2006. During 2006, principal payments were $203,000 and principal advances amounted to $230,000.

The Company’s lending activities are conducted principally in New Hampshire. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay is dependent upon the economic conditions prevailing in New Hampshire. The Company maintains significant credit relationships with borrowers in the hotel and motel industry. The aggregate loan balances to these industries totaled $71,874,000 at December 31, 2006 and $67,152,000 at December 31, 2005.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans total $36,225,000 and $39,219,000 at December 31, 2006 and 2005, respectively. The Company sold $5,965,000 of mortgage loans in 2006 and $9,132,000 of mortgage loans in 2005.

The Company capitalized $77,000 and $79,000 of servicing rights and amortized $115,000 and $144,000 of total servicing rights in 2006 and 2005, respectively. The impairment valuation allowance of mortgage servicing rights was reduced by $0 and $3,000 in 2006 and 2005, respectively. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of the impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. At December 31, 2006 and 2005, respectively, the carrying amount of servicing rights was $198,000 and $236,000, and is included in other assets. At December 31, 2006 and 2005, respectively, the fair value of servicing rights was $417,000 and $389,000.

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

At December 31, 2006 and 2005, the Company had no loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114.

At December 31, 2006 and 2005, nonperforming loans totaled $3,698,000 and $3,013,000, respectively. No nonperforming loans were past due 90 days or more and still accruing interest at December 31, 2006 and 2005.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,666,000 and $2,082,000 at December 31, 2006 and 2005, respectively, for which the related allowance for loan losses is $0 for both years. All of the Company’s impaired loans are collateralized and therefore all impaired loans are measured by the difference between the fair value of the collateral and the recorded amount of the loan. The average recorded investment in impaired loans during the twelve months ended December 31, 2006 and 2005 was approximately $2,787,000 and $2,147,000, respectively. For the twelve months ended December 31, 2006 and 2005 the Company recognized interest income on impaired loans of $231,000 and $88,000, respectively, which was recognized using the cash-basis method of income recognition.

NOTE 5 ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, follows:
	($000 Omitted)
	2006	2005	2004
Balance at beginning of year	$5,150	$5,204	$5,036
Provision for loan losses	465	75	495
Recoveries on loans previously charged-off	298	286	338
Loans charged-off	(332)	(415)	(665)
Balance at end of year	$5,581	$5,150	$5,204

NOTE 6 PREMISES AND EQUIPMENT

A summary of premises and equipment follows:
	($000 Omitted) December 31,
	2006	2005
Land	$2,610	$2,455
Buildings	11,033	9,718
Leasehold improvements	601	120
Construction in progress	381	129
Equipment	10,166	9,359
	24,791	21,781
Less accumulated depreciation and amortization	11,042	10,046
	$13,749	$11,735

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,375,000, $1,413,000 and $1,415,000, respectively.

The Company leases six of its branch locations and an automobile under non-cancelable operating leases. In addition, the Company leases one storage facility under a non-cancelable lease. Minimum lease payments in future periods under non-cancelable operating leases at December 31, 2006 are as follows:

($000 Omitted)
2007	$220
2008	115
2009	85
2010	85
2011	91
Thereafter	397
$993

The terms of two of the leases provide that the Company can, at the end of the current five-year term, renew the lease under one five-year option. The terms of two additional leases provide that the Company can, at the end of a ten-year term, renew the lease under two five-year options. All branch leases contain a provision that the Company shall pay its pro-rata share of operating costs. Additionally, two of the leases require that the Company pay all real estate taxes. The automobile lease contains a purchase option at the end of the lease term.

Rent expense for the years ended December 31, 2006, 2005, and 2004 amounted to $263,000, $359,000 and $404,000, respectively.

NOTE 7 OTHER REAL ESTATE OWNED

Other real estate owned consists of real estate acquired by foreclosure or a similar conveyance of title. At December 31, 2006, the Company had no other real estate owned. At December 31, 2005 other real estate owned was comprised of commercial real estate of $196,000.

Sales of other real estate owned by the Company resulted in gains of $68,000 for the year ended December 31, 2006.

There were no write-downs on other real estate owned for the years ended December 31, 2006, 2005, and 2004.

NOTE 8 DEPOSITS

The aggregate amount of maturities for time deposits as of December 31, 2006 for each of the following five years is as follows:

($000 Omitted)
2007	$186,296
2008	5,689
2009	1,469
2010	769
2011	718
$194,941

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $5,234,000 and $3,785,000, respectively.

NOTE 9 SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase. The securities sold under agreements to repurchase as of December 31, 2006 and 2005 are securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The underlying securities associated with securities sold under agreements to repurchase are under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 10 LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consisted of FHLB advances of $53,000,000 and $85,000,000, respectively, as well as $20,620,000 of junior subordinated debentures, for each year.

As of December 31, 2006, contractual principal payments due under long-term debt, which consists of FHLB advances and junior subordinated debentures, are as follows:

($000 Omitted)
2007	$13,000
2008	14,000
2009	5,000
2010	5,000
2012 and years thereafter	36,620
$73,620

The FHLB long-term debt consisted of fourteen separate advances. Two of these advances are callable with the following rates and terms ($000 Omitted):

Amount	Rate	Maturity Date	Next Call Date
$ 5,000	5.91%	12/17/09	03/19/07 and quarterly thereafter
14,000	4.50	12/27/13	12/29/08 and quarterly thereafter
$19,000

One advance, totaling $10,000,000 with a maturity date of May 9, 2008 and an interest rate of 5.31% reprices monthly to the 4-week weighted average money market yield, as published by the FHLB, plus 10 basis points.

The remaining eleven advances, totaling $24,000,000, are at rates ranging from 2.35% to 6.11% with a weighted average rate of 3.79%.

The $20,620,000 of junior subordinated debentures consists of the following two issues:

On April 10, 2002, the Company completed the private placement of $7,217,000 aggregate liquidation amount of floating rate trust preferred securities (the “Trust I Capital Securities”) issued by its Delaware statutory business trust, Northway Capital Trust I (“Capital Trust I”). The Trust I Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust I Capital Securities, which included the proceeds from the sale by Capital Trust I of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the “Trust I Junior Subordinated Debt”), which were issued pursuant to an Indenture, dated April 10, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust I Capital Securities and the Trust I Junior Subordinated Debt have a floating rate, which resets semi-annually, equal to six-month LIBOR plus 3.70%, with a ceiling of 11.00% for the first five years. Currently, the interest rate on these securities is 9.089%. Payments of distributions and other amounts due on the Trust I Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust I has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated April 10, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust I Junior Subordinated Debt and the Trust I Capital Securities may be redeemed at the option of the Company on fixed semi-annual dates beginning on April 22, 2007.

On July 11, 2002, the Company completed the private placement of $13,403,000 aggregate liquidation amount of floating rate trust preferred securities (the “Trust II Capital Securities”) issued by its Delaware statutory business trust, Northway Capital Trust II (the “Capital Trust II”). The Trust II Capital Securities were sold to a pooled investment vehicle. The proceeds from the sale of the Trust II Capital Securities, which include the proceeds from the sale by Capital Trust II of its common securities to the Company, were invested in Floating Rate Junior Subordinated Debt Securities of the Company due 2032 (the “Trust II Junior Subordinated Debt”), which were issued pursuant to an Indenture, dated July 11, 2002, between the Company and Wilmington Trust Company, as Trustee. Both the Trust II Capital Securities and the Trust II Junior Subordinated Debt have a floating rate, which resets quarterly, equal to three-month LIBOR plus 3.65%, with a ceiling of 12.50% for the first five years. Currently, the interest rate on these securities is 9.01%. Payments of distributions and other amounts due on the Trust II Capital Securities are irrevocably guaranteed by the Company, to the extent that Capital Trust II has funds available for the payments of such distributions, pursuant to a Guarantee Agreement, dated July 11, 2002, between the Company and Wilmington Trust Company, as Guarantee Trustee. The Trust II Junior Subordinated Debt and the Trust II Capital Securities may be redeemed at the option of the Company on fixed quarterly dates beginning on July 7, 2007.

NOTE 11 ACQUISITIONS

On April 7, 2006, the Company acquired certain assets and assumed the deposits of two branch offices of Washington Mutual Bank located in Laconia and Belmont, New Hampshire. This acquisition has allowed the Company to expand its market area further in Belknap County. Deposits assumed totaled $29,438,000 for which the Company paid a deposit purchase premium of 6.30%. In addition, the Company acquired certain loans associated with the branches totaling $8,192,000. As a result of this purchase, the Company made the following entries to record this transaction:

	($000 Omitted)
Cash	$19,130
Loans	8,192
Goodwill	425
Core deposit intangible	1,234
Equipment	49
Land and buildings	458
Other assets	28
Building and equipment expense	1
Deposits		$29,438
Other liabilities		74
Miscellaneous income		5
	$29,517	$29,517

This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branches are included in the 2006 consolidated statements of income of the Company from the date of the transaction.

The cost of the acquired branch offices exceeded the fair value of the assets acquired and liabilities assumed by $1,659,000. Of this amount, $1,234,000 was assigned to core deposit intangible and $425,000 was recorded as goodwill. All of the goodwill was deductible for tax purposes. The core deposit intangible of $1,234,000 is being amortized to noninterest expense over fourteen years using the sum-of-the-years'-digits method.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2006, the Company has goodwill and core deposit intangibles totaling $12,755,000. Core deposit intangibles are being amortized over their useful lives and both core deposit intangibles and goodwill are tested for impairment at least annually.

The changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2006 and 2005 are as follows:
	($000 Omitted)
	Goodwill	Core Deposit Intangibles
Balance, December 31, 2004	$10,152	$2,949
Amortization expense	-	(954)
Balance, December 31, 2005	10,152	1,995
Branch acquisition	425	1,234
Amortization expense	-	(1,051)
Balance, December 31, 2006	$10,577	$2,178

Estimated annual amortization expense:
($000 Omitted)
Core Deposit Intangibles
2007	$476
2008	464
2009	453
2010	227
2011	109
2012 and thereafter	449

The following table reflects the gross carrying amount and accumulated amortization of core deposit intangibles as of December 31, 2006:
	($000 Omitted)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$6,566	$4,388	$2,178

Management reviews the carrying amount of intangible assets on an ongoing basis, taking into consideration any events and circumstances that might have diminished such amount. During 2006 and 2005, the Company reviewed the carrying amount of intangible assets and determined that no impairment write-down was required.

NOTE 13 REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized” the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios above regulatory prescribed minimum levels. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

These minimum capital amounts and ratios, as well as the Company’s and Bank’s actual capital amounts and ratios, are presented in the following table:
	($000 Omitted)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Tier 1 capital (to average assets)
Northway Financial, Inc.	$58,432	9.31%	$25,102	≥4.00%	N/A
Northway Bank	51,653	8.30	24,887	≥4.00	$31,109	≥5.00%

Total capital (to risk weighted assets)
Northway Financial, Inc.	66,464	15.95	33,339	≥8.00	N/A
Northway Bank	56,796	13.82	32,885	≥8.00	41,107	≥10.00

Tier 1 capital (to risk weighted assets)
Northway Financial, Inc.	58,432	14.02	16,669	≥4.00	N/A
Northway Bank	51,653	12.57	16,443	≥4.00	24,664	≥6.00

As of December 31, 2005
Tier 1 capital (to average assets)
Northway Financial, Inc.	$55,765	8.96	$24,888	≥4.00	N/A
Northway Bank	50,450	8.19	24,644	≥4.00	$30,806	≥5.00

Total capital (to risk weighted assets)
Northway Financial, Inc.	65,025	15.24	34,138	≥8.00	N/A
Northway Bank	55,673	13.25	33,623	≥8.00	42,029	≥10.00

Tier 1 capital (to risk weighted assets)
Northway Financial, Inc.	55,765	13.07	17,069	≥4.00	N/A
Northway Bank	50,450	12.00	16,812	≥4.00	25,217	≥6.00

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As of December 31, 2006, the Bank is restricted from declaring dividends to the Company in an amount greater than approximately $23,900,000, as such declaration would decrease capital below the Bank’s required minimum level of regulatory capital.

NOTE 14 OTHER NONINTEREST EXPENSE

The following table sets for information relating to the Company’s other noninterest expense for the years ended December 31:

	($000 Omitted)
	2006	2005	2004
Professional fees	$1,026	$1,179	$907
Marketing	726	757	326
Stationery and supplies	365	647	429
Telecommunications	455	619	595
Other	3,676	3,511	3,252
	$6,248	$6,713	$5,509

NOTE 15 FEDERAL AND STATE TAXES

The components of federal and state tax expense for the years ended December 31, are as follows:

	($000 Omitted)
	2006	2005	2004
Current
Federal	$1,010	$820	$1,289
State	-	26	334
	1,010	846	1,623
Deferred
Federal	(363)	2	44
State	5	(6)	(1)
	(358)	(4)	43

Total	$652	$842	$1,666

The temporary differences (the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the net deferred income tax asset at December 31, are as follows:

	($000 Omitted)
	2006	2005
Deferred income tax assets
Allowance for loan losses	$2,234	$2,072
Interest on nonaccrual loans	16	46
Unrealized holding loss on securities available-for-sale	198	724
Capital loss carryforward	-	24
Pension unfunded status valuation adjustment	626	-
Amortization of goodwill and core deposit intangible	-	3
Supplemental pension	416	325
Other	10	9
	3,500	3,203
Deferred income tax liabilities
Depreciation	(557)	(621)
Amortization of goodwill and core deposit intangible	(86)	-
Prepaid pension	(286)	(454)
Mortgage and consumer servicing rights	(79)	(94)
	(1,008)	(1,169)
Deferred income tax asset, net	$2,492	$2,034

The primary sources of recovery of the deferred income tax asset are taxes paid that are available for carryback and the expectation that the deductible temporary differences will reverse during periods in which the Company generates taxable income.

Total income tax expense for the years ended December 31, 2006, 2005 and 2004 differs from the "expected" federal income tax expense at the 34% statutory rate for the following reasons:

	2006	2005	2004
Expected federal income taxes	34.0%	34.0%	34.0%
Interest on municipal securities available-for-sale and municipal loans	(16.8)	(9.4)	(4.5)
State tax expense, net of federal benefit	0.1	0.4	4.3
Other	(0.4)	(1.0)	(0.8)
Effective tax rates	16.9%	24.0%	33.0%

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

The following table sets forth information about the Plan as of December 31, using a measurement date of December 31, and for the years then ended:
	($000 Omitted)
	2006	2005	2004
Accumulated benefit obligation at the end of the year	$5,863	$4,986	$5,475

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,590	$5,805	$4,901
Service cost	519	515	481
Interest cost	371	346	303
Actuarial (gain) loss	(344)	235	233
Benefits paid	(169)	(311)	(113)
Projected benefit obligation at end of year	6,967	6,590	5,805

Change in plan assets
Fair value of plan assets at beginning of year	5,730	4,601	3,652
Actual return on plan assets	680	295	401
Employer contributions	-	1,145	661
Administrative expense	(15)	-	-
Benefits paid	(169)	(311)	(113)
Fair value of plan assets at end of year	6,226	5,730	4,601

Funded status at end of year	$(741)	(860)	(1,204)
Unrecognized net actuarial loss		2,989	2,803
Unrecognized prior service credit		(792)	(877)
Net amount recognized		$1,337	$722

Amounts recognized in the Statement of Financial Position
Prepaid benefit cost	$-	$1,337	$722
Accrued benefit liability	-	-	(1,018)
Unfunded pension liability	(741)	-	-
Total	$(741)	$1,337	$(296)

Amounts recognized in accumulated other comprehensive income
Pension liability adjustment	$-	$-	$1,018
Prior service credit	(708)	-	-
Net loss	2,289	-	-
Total	$1,581	$-	$1,018

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet as of December 31, 2006:

	($000 Omitted)
	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid benefit cost	$840	$(840)	$-
Deferred income taxes	1,866	626	2,492
Total assets	651,091	(214)	650,877
Liability for pension benefits	-	741	741
Total liabilities	597,987	741	598,728
Accumulated other comprehensive loss	(301)	(955)	(1,256)
Total stockholders’ equity	53,104	(955)	52,149

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss	2006	2005	2004
Service cost	$519	$515	$481
Interest cost	371	346	303
Expected return on plan assets	(451)	(384)	(288)
Amortization of prior service cost	(85)	(85)	(84)
Amortization of net actuarial loss	143	138	141
Recognized transition amount	-	-	(1)
Net periodic benefit cost	497	$530	$552

Other changes in plan assets and benefit obligations recognized in other comprehensive loss*
Net gain for period	(558)
Amortization of prior service credit	85
Amortization of net loss	(143)
Total	(616)

Total recognized in net period pension cost and other comprehensive loss*	$(119)
*This section illustrates the reconciliation items if FAS 158 were in effect at December 31, 2005

The estimated prior service credit and net loss that will be accreted and amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 are $84,000 and $100,000, respectively.

Assumptions used to determine benefit obligations and benefit cost as of and for the years ending December 31,	2006	2005	2004
Discount rate:
Benefit obligation	6.00%	5.75%	6.00%
Benefit cost	5.75	6.00	6.25
Long-term rate of return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.50	3.50	3.50

The expected long-term rate of return for the plan’s total assets is based on the expected return of asset categories identified below, weighted based on the target allocations for each class. Equity funds are expected to return 8% to 10% over the long-term and bond funds and short-term money markets are expected to return between 4% and 6%.

The Company’s pension plan actual asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2006	2005	2004

Mutual funds:
Bond funds	29.0%	32.7%	32.6%
Equity securities	51.0	42.5	43.6
Real estate funds	7.0	8.5	9.4
Short-term money market	13.0	16.3	14.4
Total	100.0%	100.0%	100.0%

The investment policy, as established by the Company, is to provide for a moderate growth of capital with a moderate level of volatility by investing assets per the target allocations as follows:

Asset Category	2006	2005	2004

Mutual funds:
Bond funds	25-45%	40-60%	40-60%
Equity securities	45-65	30-50	30-50
Real estate funds	0-15	0-15	0-15
Other	0-25	-	-

The assets will be re-allocated quarterly to meet the above target allocations. The investment policy is reviewed on an annual basis, under the advisement of the Company’s certified investment advisor, to determine if the policy should be changed.

The plan assets do not include any Company common stock at December 31, 2006 and 2005.

The Company expects to contribute $435,000 to its pension plan in 2007.

Estimated future benefit payments, which reflect future service, as appropriate, are as follows for the years ended December 31:

($000 Omitted)
2007	$ 169
2008	194
2009	224
2010	235
2011	262
2012-2016	1,827

401(k) Plan

The Company offers a contributory 401(k) Plan. Under the Northway Financial, Inc. 401(k) and Profit Sharing Plan (the “401K Plan”) employees must have attained age 21, completed six months of service and be credited with 1,000 hours of service in order to participate. Employees of the Company are eligible to participate. Under the 401K Plan, the Company matches 50 percent of the first 4 percent of employee contributions. Total 401(k) matching expense in 2006, 2005 and 2004 amounted to $151,000, $139,000 and $143,000, respectively, and Profit Sharing contribution expense for 2006, 2005, and 2004 was $0, $0, and $38,000, respectively.

Supplemental Executive Retirement Plan (SERP)

Effective May 29, 2003, the existing Executive Life program sponsored by the Company was terminated and replaced with a SERP in which Mr. Woodward participates. The existing Split Dollar Life Insurance policy designed to support the Executive Life program is now fully owned by Northway. This policy will be maintained by Northway and is used as the benchmark for the SERP.

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

A summary of the status of the Company’s 1999 Plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	34,000	$25.00	38,000	$24.96	42,000	$24.93
Exercised	-		(4,000)	24.64	(4,000)	24.64
Forfeited	(3,500)	28.00	-		-
Outstanding, end of year	30,500	24.65	34,000	25.00	38,000	24.96

Options exercisable at year-end	30,500		34,000		38,000

The following table summarizes information about fixed stock options outstanding as of December 31, 2006:

Options Outstanding			Options Exercisable
Weighted Average Exercise Price	Number Outstanding as of 12/31/06	Weighted Average Remaining Contractual Life	Number Exercisable as of 12/31/06	Weighted Average Exercise Price
$28.00	11,500	2.50 years	11,500	$28.00
22.63	19,000	3.63 years	19,000	22.63
24.65	30,500	3.20 years	30,500	24.65

Change in Control

The Company and its subsidiary have entered into Key Employee agreements with specific Executive Officers as well as other Senior Officers of the Company. These agreements provide for payments, under certain circumstances, to the officer upon the officer’s termination after a change in control. Payments will be made under these agreements upon the officer’s termination or resignation in connection with certain specified actions adverse to the officer’s employment status after a change in control. The amount of such payments ranges from 1.0 to 1.5 times such officer’s annual compensation.

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

Financial instruments with off-balance sheet credit risk at December 31, are as follows:

	($000 Omitted)
	2006	2005
Financial instrument whose contract amounts represent credit risk:
Unadvanced portions of home equity loans	$17,691	$18,761
Unadvanced portions of lines of credit	21,424	14,485
Unadvanced portions of commercial real estate loans	17,421	17,381
Unadvanced portions of Bounce Protection™	13,667	11,294
Commitments to originate all other loans	20,742	19,971
Commitments to originate municipal notes	972	-
Standby letters of credit	303	78
Total	$92,220	$81,970

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. As of December 31, 2006 and 2005, the maximum potential amount of the Company’s obligation was $303,000 and $78,000, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

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

FHLB Stock: The carrying amount reported in the consolidated balance sheets for FHLB Stock approximates its fair value. If redeemed, the Company will receive an amount equal to the par value of the stock.

Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of nonaccrual loans was estimated using discounted cash flow analyses or the estimated fair value of the underlying collateral where applicable.

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

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date. See NOTE 17 for further information.

The estimated fair values of the Company’s financial instruments are as follows:
	($000 Omitted)
	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,808	$24,808	$29,362	$29,362
Securities available-for-sale	127,789	127,789	103,244	103,244
FHLB stock	3,782	3,782	5,541	5,541
Loans held-for-sale	263	268	453	461
Loans, net	456,649	445,550	455,223	445,529
Accrued interest receivable	2,941	2,941	2,614	2,614
Financial liabilities:
Deposits	$484,677	$484,266	$464,456	$463,159
Short-term borrowings	36,497	36,497	9,363	9,363
Long-term debt	53,000	51,900	85,000	84,296
Junior subordinated debentures	20,620	20,646	20,620	20,908

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions except that accrued interest receivable is included with other assets and junior subordinated debentures are included with long-term debt.

At December 31, 2006 and 2005 all the Company’s financial instruments were held for purposes other than trading.

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

NOTE 19 CONDENSED PARENT ONLY FINANCIAL STATEMENTS

Condensed financial statements of Northway Financial, Inc. (Parent Company only) as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 follow:

Balance Sheets

	($000 Omitted)
	2006	2005
Assets
Cash and cash equivalents	$5,182	$3,780
Investment in subsidiary, Northway Bank	64,126	61,517
Investment in unconsolidated subsidiaries, Northway Capital Trust I & II	620	620
Equipment, net	960	1,571
Due from subsidiary	145	540
Other assets	4,126	4,751
Total assets	$75,159	$72,779
Liabilities and stockholders’ equity
Accrued expenses	$541	$540
Other liabilities	1,849	1,369
Junior subordinated debentures	20,620	20,620
Total liabilities	23,010	22,529
Stockholders’ equity:
Common stock	1,732	1,732
Additional paid-in capital	2,064	2,064
Retained earnings	56,140	54,089
Treasury stock	(6,531)	(6,531)
Accumulated other comprehensive loss	(1,256)	(1,104)
Total stockholders’ equity	52,149	50,250
Total liabilities and stockholders’ equity	$75,159	$72,779

Statements of Income	($000 Omitted)
	2006	2005	2004
Income:
Dividends from subsidiary	$2,210	$2,036	$2,030
Interest income	210	120	48
Management fee income from subsidiary	1,913	8,750	9,576
Other	290	202	178
	4,623	11,108	11,832

Expense:
Interest expense	1,832	1,463	1,079
Salaries and employee benefits	940	5,536	5,715
Office occupancy and equipment expense	611	1,137	1,268
Professional fees	257	661	777
Other	104	1,417	1,833
	3,744	10,214	10,672
Income before income tax benefit and equity in undistributed net income of subsidiary	879	894	1,160
Income tax benefit	(531)	(438)	(345)
Income before equity in undistributed net income of subsidiary	1,410	1,332	1,505
Equity in undistributed net income of subsidiary	1,805	1,341	1,883
Net income	$3,215	$2,673	$3,388

Statements of Cash Flows
	($000 Omitted)
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,215	$2,673	$3,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	630	603
Decrease in amount due from subsidiary	395	268	170
Increase in other assets	411	(622)	(305)
Increase in accrued expenses and other liabilities	(261)	4	535
Loss on disposal of assets	14	2	-
Undistributed net income of subsidiary	(1,805)	(1,341)	(1,883)
Net cash provided by operating activities	2,566	1,614	2,508
Cash flows from investing activities:
Capital contributions to subsidiary	-	-	-
Additions to premises and equipment	-	(145)	(869)
Purchase of company owned life insurance	-	-	(400)
Net cash used by investing activities	-	(145)	(1,269)
Cash flows from financing activities:
Exercise of stock options	-	99	99
Purchases of treasury stock	-	(563)	-
Cash dividends paid	(1,164)	(1,068)	(1,020)
Net cash used by financing activities	(1,164)	(1,532)	(921)

Net (decrease) increase in cash and cash equivalents	1,402	(63)	318
Cash and cash equivalents at beginning of year	3,780	3,843	3,525
Cash and cash equivalents at end of year	$5,182	$3,780	$3,843

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial data for 2006 and 2005 follows:
	($000 Omitted, except earnings per share)

	2006 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Interest and dividend income	$8,543	$8,937	$9,179	$9,308
Interest expense	2,901	3,293	3,623	3,948
Net interest and dividend income	5,642	5,644	5,556	5,360
Provision for loan losses	105	120	120	120
Noninterest income	1,572	1,324	1,507	1,468
Noninterest expense	5,699	5,921	5,904	6,217
Income before taxes	1,410	927	1,039	491
Income tax expense (benefit)	330	171	185	(34)
Net income	$1,080	$756	$854	$525

Basic earnings per common share	$0.72	$0.51	$0.57	$0.35
Earnings per common share assuming dilution	$0.72	$0.50	$0.57	$0.35

	2005 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Interest and dividend income	$7,833	$7,742	$8,177	$8,352
Interest expense	1,896	2,068	2,342	2,622
Net interest and dividend income	5,937	5,674	5,835	5,730
Provision for loan losses	75	-	-	-
Noninterest income	987	1,295	1,337	377
Noninterest expense	5,612	5,752	5,946	6,272
Income before taxes	1,237	1,217	1,226	(165)
Income tax expense (benefit)	414	313	349	(234)
Net income	$823	$904	$877	$69

Basic earnings per common share	$0.55	$0.60	$0.58	$0.05
Earnings per common share assuming dilution	$0.54	$0.60	$0.58	$0.05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shatswell, MacLeod & Company, P.C.
Certified Public Accountants
83 Pine Street
West Peabody, Massachusetts 01960

The Board of Directors and Stockholders
Northway Financial, Inc.
Berlin, New Hampshire

We have audited the accompanying consolidated balance sheets of Northway Financial, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northway Financial, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

                                      SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 26, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company’s internal control over financial reporting during the fourth quarter 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information in the Company’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the Company’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in the Company’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in the Company’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information in the Company’s definitive proxy statement to be delivered in connection with its 2007 Annual Meeting of Stockholders.

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following financial statements are filed as part of this Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

NORTHWAY FINANCIAL, INC.

March 22, 2007                         BY: /S/ William J. Woodward
                        William J. Woodward
                        Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ William J. Woodward William J. Woodward	Chairman of the Board, President, and CEO (Principal Executive Officer)	March 22, 2007
/S/ Richard P. Orsillo Richard P. Orsillo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2007
/S/ John H. Noyes John H. Noyes	Director	March 27, 2007
/S/ Barry J. Kelley Barry J. Kelley	Director	March 22, 2007
/S/ Randall G. Labnon Randall G. Labnon	Director	March 26, 2007
/S/ Brien L. Ward Brien L. Ward	Director	March 22, 2007
/S/ Arnold P. Hanson, Jr. Arnold P. Hanson, Jr.	Director	March 22, 2007
/S/ Frederick C. Anderson Frederick C. Anderson	Director	March 27, 2007
/S/ Stephen G. Boucher Stephen G. Boucher	Director	March 26, 2007
/S/ Fletcher W. Adams Fletcher W. Adams	Director	March 27, 2007

INDEX OF EXHIBITS

Exhibit Number Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of March 14, 1997, by and among Northway Financial, Inc., The Berlin City Bank, Pemi Bancorp, Inc. and Pemigewasset National Bank (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-33033).

3.1	Amended and Restated Articles of Incorporation of Northway Financial, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-33033).

3.2	By-laws of Northway Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended 2005).

4	Form of Certificate representing the Company Common Stock (reference is also made to Exhibits 3.1 and 3.2) (incorporated by reference to Exhibit 4 to Registration Statement No. 333-33033).

10.1	Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended 2005). (2)

10.2	Amendment to the Employment Agreement for William J. Woodward (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended 2005). (2)

10.3	Northway Financial, Inc. 1999 Stock Option and Grant Plan (incorporated by reference to
Exhibit 4.1 to Registration Statement No. 333-83571 dated July 23,1999). (2)

10.4	Form of Key Employee Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended 2005).(2)

10.5	Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended 2003).

11	Statement re: Computation of Per Share Earnings(1)

14	Code of Ethics(1)

21	List of Subsidiaries(1)

23	Consent of Shatswell, MacLeod & Company, P.C. (1)

31.1	Certification of President of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to rules 13(a)-15(e) and 5d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of President of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of Chief Financial Officer of Northway Financial, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) Filed herewith.
(2) Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.