Form 10-Q
period 2007-04-24
NORTHWAY FINANCIAL INC
filed 2007-05-07
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. At April 30, 2007, there were 1,494,174 shares of common stock outstanding, par value $1.00 per share.

Index
INDEX
NORTHWAY FINANCIAL, INC.

Index

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2007	2006
	(Unaudited)
Assets:
Cash and due from banks and interest-bearing deposits	$15,765	$16,053
Federal funds sold	17,065	8,755
Securities available-for-sale, at fair value	145,790	127,789
Federal Home Loan Bank stock	3,671	3,782
Loans held-for-sale	65	263

Loans, net before allowance for loan losses	464,739	462,230
Less: allowance for loan losses	5,701	5,581
Loans, net	459,038	456,649

Premises and equipment, net	13,495	13,749
Core deposit intangibles, net	2,056	2,178
Goodwill	10,577	10,577
Other assets	11,207	11,082
Total assets	$678,729	$650,877

Liabilities and stockholders’ equity:
Liabilities
Interest bearing deposits	$419,706	$412,623
Noninterest bearing deposits	69,374	72,054
Short-term borrowings	40,119	36,497
Long-term debt	87,930	73,620
Other liabilities	8,739	3,934
Total liabilities	625,868	598,728

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at March 31, 2007 and December 31, 2006 and 1,494,174 outstanding at March 31, 2007 and 1,491,174 outstanding at December 31, 2006	1,732	1,732
Surplus	2,041	2,064
Retained earnings	56,681	56,140
Treasury stock, at cost (237,795 shares at March 31, 2007 and 240,795 shares at December 31, 2006)	(6,441)	(6,531)
Accumulated other comprehensive loss, net of tax	(1,152)	(1,256)
Total stockholders’ equity	52,861	52,149
Total liabilities and stockholders’ equity	$678,729	$650,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest and dividend income:
Loans	$7,797	$7,250
Interest on debt securities:
Taxable	1,215	889
Tax-exempt	335	273
Dividends	87	87
Federal funds sold	69	44
Interest bearing deposits	4	2
Total interest and dividend income	9,507	8,545

Interest expense:
Deposits	2,853	1,598
Borrowed funds	1,470	1,303
Total interest expense	4,323	2,901

Net interest and dividend income	5,184	5,644
Provision for loan losses	120	105
Net interest and dividend income after provision for loan losses	5,064	5,539

Noninterest income:
Service charges and fees on deposit accounts	714	615
Securities gains, net	141	210
Gain on sales of loans, net	33	18
Other	557	727
Total noninterest income	1,445	1,570

Noninterest expense:
Salaries and employee benefits	2,977	2,915
Office occupancy and equipment	1,080	961
Amortization of core deposit intangibles	121	238
Other	1,344	1,585
Total noninterest expense	5,522	5,699

Income before income tax expense	987	1,410
Income tax expense	141	330

Net income	$846	$1,080

Comprehensive net income	$950	$869

Per share data:
Basic earnings per common share	$0.57	$0.72
Earnings per common share assuming dilution	$0.57	$0.72
Cash dividends declared	$0.20	$0.18
Weighted average number of common shares, basic	1,491,407	1,491,174
Weighted average number of common shares, diluted	1,498,817	1,501,782

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,

(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$846	$1,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	105
Depreciation and amortization	538	554
Securities gains, net	(141)	(210)
Amortization of premiums and accretion of discounts on securities, net	(10)	13
Change in unearned income/unamortized premium, net	(36)	(5)
Accretion of discount on loans acquired	(46)	(31)
Decrease in loans held-for-sale	198	162
Net change in other assets and other liabilities	(203)	734
Net cash provided by operating activities	1,266	2,402
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	1,785	1,827
Proceeds from maturities of securities available-for-sale	4,701	6,766
Purchases of securities available-for-sale	(19,282)	(13,164)
Redemption of Federal Home Loan Bank stock	111	-
Capital contribution in investment in ltd. Partnership	(70)	-
Loan originations and principal collections, net	(2,521)	(269)
Recoveries of previously charged-off loans	47	62
Proceeds from sales of and payments received on other personal property	43	139
Additions to premises and equipment, net of disposals	(162)	(535)
Net cash used in investing activities	(15,348)	(5,174)
Cash flows from financing activities:
Net increase (decrease) in deposits	4,403	(11,435)
Net increase in FHLB overnight advances	-	6,080
Net increase in securities sold under agreements to repurchase	3,622	8,279
Advances from FHLB	15,000	-
Repayment of FHLB advances	(11,000)	(19,000)
Issuance of junior subordinated debentures	10,310	-
Exercise of stock options	67	-
Cash dividends paid	(298)	(269)
Net cash provided by (used in) financing activities	22,104	(16,345)
Net increase (decrease) in cash and cash equivalents	8,022	(19,117)
Cash and cash equivalents at beginning of period	24,808	29,362
Cash and cash equivalents at end of period	$32,830	$10,245

Supplemental disclosure of cash flows:
Interest paid	$4,087	$2,725
Loans transferred to other personal property	$47	$78
Amount due to broker for pending securities purchases	$4,884	$-
Amount due from broker for pending securities sales	$-	$226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.Basis of Presentation

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

The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company’s audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

2. Impact of New Accounting Standards.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s financial condition, results of operations or cash flow.

Index

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
March 31, 2007
(Unaudited)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company’s adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

Index

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
March 31, 2007
(Unaudited)

3.  Pension Benefits.

The following summarizes the net periodic benefit cost for the three months ended March 31:

($000 Omitted)	Three Months Ended March 31,
	2007	2006
Service cost	$131	$142
Interest cost	103	94
Expected return on plan assets	(130)	(114)
Amortization of prior service cost	(21)	(21)
Recognized net actuarial loss	25	36
Amortization of transition asset	-	-
Special recognition of prior service costs	-	-
Net periodic benefit cost	$108	$137

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to make a pension plan contribution of $435,000 in 2007. During the first three months of 2007, the Company made a $400,000 contribution to the pension plan and plans to contribute an additional $35,000 prior to year-end.

4.  Going Private Transaction.

As reported in the Company's current report on Form 8-K filed on April 16, 2007 with the Securities and Exchange Commission ("SEC"), on April 9, 2007, the Company's Board of Directors approved a 1-for-400 reverse stock split. The purpose of the reverse stock split is to reduce the number of the Company's stockholders below 300 so that the Company may deregister its shares with the SEC and cease being a reporting company. The proposed transaction requires an amendment to the Company's Articles of Incorporation that must be approved by holders of a majority of the outstanding common shares of the Company. Only the Company’s stockholders of record as of the close of business on June 1, 2007, will be entitled to notice of, and to vote at, the annual meeting of stockholders, to be held on Tuesday, July 31, 2007 to consider the transaction.

As a result of the proposed reverse stock split, each stockholder owning fewer than 400 shares of common stock of the Company immediately before the reverse stock split will receive $37.50 in cash, without interest, for each share of the Company’s common stock owned by such stockholder immediately prior to the reverse stock split. The Company estimates that, as a result of the proposed reverse stock split, the number of outstanding shares of the Company’s common stock will decrease approximately 8.7%, from 1,494,174 shares to approximately 1,363,797 shares and its stockholders of record will be reduced from approximately 1,087 stockholders to approximately 271 stockholders. After the repurchase of fractional shares, the Company will effect an 800-for-1 forward stock split of the remaining the Company’s common stock. Each holder of 400 or more shares of common stock immediately before the reverse stock split will participate in the forward stock split, which will result in such stockholder holding twice the number of shares of common stock he held prior to the reverse stock split. The Company estimates that the total funds required to fund the payment of the proposed split transaction consideration to the non-continuing stockholders and to pay fees and expenses relating to the split transaction will be approximately $5,112,000. These numbers and amounts may change between the date hereof and the effective date of the split transaction. The Company has sufficient working capital to pay the estimated cost of the proposed split transaction or reasonably anticipated increases in such estimated cost.

The description of the proposed transaction included in this Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all stockholders. The Company filed a preliminary proxy statement, a Schedule 13E-3 and an amended Schedule 13E-3 with the SEC outlining the proposed transaction on April 16, 2007. All stockholders are advised to read the definitive proxy statement and Schedule 13E-3/A carefully. Stockholders may obtain a free copy of the proxy statement and Schedule 13E-3/A at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the annual meeting to stockholders entitled to vote at the special meeting.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related condensed consolidated financial statements relate to the Company.

    Forward-Looking Statements

Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words “expect,” “believe,” “estimate,” “will” and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations for impact of new products on noninterest income and expense, projections of revenue, income or loss, and plans related to products or services of the Company and its subsidiary. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, a prolonged continuation of the current interest rate environment, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements as well as those factors set forth in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, and in the Company’s other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Condition

The Company’s total assets at March 31, 2007 were $678,729,000 compared to $650,877,000 at December 31, 2006, an increase of $27,852,000. Federal funds sold increased $8,310,000 to $17,065,000 compared to $8,755,000 at December 31, 2006. Further, securities available-for-sale increased $18,001,000 to $145,790,000 at March 31, 2007 from $127,789,000 at December 31, 2006, due principally to the purchase of mortgage-backed securities and municipal bonds.

Deposits increased $4,403,000 to $489,080,000 at March 31, 2007 from $484,677,000 at December 31, 2006 as increases in savings and time deposits were partially offset by decreases in demand deposits, NOW accounts and money market deposits. Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $3,622,000 to $40,119,000 at March 31, 2007 compared to $36,497,000 at December 31, 2006. Long-term Federal Home Loan Bank advances increased $4,000,000 to $57,000,000 from $53,000,000 at December 31, 2006 due to new advances of $15,000,000 partially offset by the maturity of $11,000,000 in advances. Junior subordinated debentures increased $10,310,000 to $30,930,000 at March 31, 2007 compared to $20,620,000 at December 31, 2006. $7,217,000 of the proceeds will be used to payoff, in full, a junior subordinated debenture callable on April 22, 2007. The remaining $3,083,000 will be used to pay down a portion of the $13,403,000 junior subordinated debenture callable on July 7, 2007. Total stockholders’ equity increased $712,000 to $52,861,000 at March 31, 2007 from $52,149,000 at December 31, 2006 due to net income of $846,000, a $67,000 increase due to the exercise of stock options, and a decrease in the comprehensive loss associated with securities available-for-sale of $104,000, which was partially offset by a $7,000 adjustment to retained earnings to reclass a prior years’ income tax expense and dividends paid of $298,000.

Index
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

At March 31, 2007 the allowance for loan losses was $5,701,000, or 1.23% of total loans, compared to $5,581,000, or 1.21% of total loans at December 31, 2006. The composition of the allowance for loan losses for the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended Mar. 31,
(Dollars in thousands)	2007	2006

Balance at beginning of period	$5,581	$5,150
Charge-offs	(47)	(106)
Recoveries	47	62
Net (charge-offs) recoveries	-	(44)
Provision for loan losses	120	105
Balance at end of period	$5,701	$5,211

Nonperforming loans totaled $4,678,000 as of March 31, 2007, compared to $3,698,000 at December 31, 2006 due primarily to an increase in nonperforming commercial loans. The ratio of nonperforming loans to loans net of unearned income was 1.00% as of March 31, 2007, compared to 0.80% at December 31, 2006. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $4,700,000 as of March 31, 2007, compared to $3,714,000 at December 31, 2006. The ratio of nonperforming assets to total assets was 0.69% as of March 31, 2007, compared to 0.57% at December 31, 2006.

Results of Operations

The Company reported net income of $846,000, or $0.57 per common share-basic, for the three months ended March 31, 2007, compared to $1,080,000, or $0.72 per common share-basic, for the three months ended March 31, 2006, a decrease of $234,000, or 21.7%.

Net interest and dividend income for the first quarter of 2007 decreased $460,000 to $5,184,000 compared to $5,644,000 for the first quarter of 2006. This was due primarily to a decrease in the net interest margin of 50 basis points that resulted principally from an increase in the cost of interest bearing liabilities of 93 basis points partially offset by an increase in the yield on earning assets of 35 basis points. The decrease in the net interest margin was also partially mitigated by the increase in average earning assets of $29,483,000 from $582,793,000 at March 31, 2006 to $612,276,000 at March 31, 2007.

Index
The provision for loan losses was $120,000 for the first quarter of 2007, compared to $105,000 for the first quarter of last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the bank’s allowance for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

Noninterest income decreased $125,000 to $1,445,000 in the first quarter of 2007 compared to $1,570,000 in the first quarter of 2006. Service charges and fees on deposit accounts increased $99,000 to $714,000 for the first quarter of 2007 compared to $615,000 for the first quarter of 2006 due primarily to an increase in the insufficient funds (“NSF”) per item fee in May 2006. Net securities gains decreased $69,000 to $141,000 in the first quarter of 2007 compared to $210,000 for the first quarter of 2006. Gains on sales of loans increased $15,000 to $33,000 compared to $18,000 for the same period last year. In the first quarter, other noninterest income decreased $170,000 to $557,000 compared to $727,000 for the same period a year ago due primarily to the fact that in 2006 the Bank recorded gains on the redemption of two FHLB symmetrical advances, as well as the recovery of prior year expenses associated with a non-accrual loan that paid in full during the quarter.

 Noninterest expense decreased $177,000 to $5,522,000 for the quarter ended March 31, 2007, compared to the $5,699,000 recorded during the same period last year. Salaries and employee benefits increased $62,000 to $2,977,000 for the first quarter of 2007 compared to $2,915,000 for the same period last year due primarily to an increase in salary expense, health and dental insurance, and employee relocation expense partially offset by a decrease in pension expense and profit sharing expense. Office occupancy and equipment expense increased $119,000 to $1,080,000 for the first quarter 2007 compared to $961,000 for the same period last year due primarily to increases in depreciation expense on equipment and furniture as well as increases in real estate taxes and building lease expense. Amortization of core deposit intangibles decreased $117,000 to $121,000 for the first quarter of 2007 compared to $238,000 for the first quarter of 2006 due to the cessation of amortization of the core deposit intangible associated with the three branch locations purchased 2002. Other noninterest expense decreased $241,000 to $1,344,000 for the first quarter of 2007 compared to $1,585,000 for the same period last year. Decreases in telephone expense, postage, courier, seminars, professional services, and stationary and office supplies were partially offset by increases in marketing expenses.

Comprehensive Net Income/(Loss)

Comprehensive net income/(loss) includes net income plus or minus other items required to be reported directly in the equity section of the balance sheet without having been recognized in the determination of net income. These other components include the unrealized holding gains and losses on available-for-sale securities and any unrealized gains and losses on the Company’s pension valuation as well as the recognition of prior service costs and credits relating to the pension.

The Company reported comprehensive net income of $950,000 for the quarter ended March 31, 2007, compared to comprehensive net income of $869,000 for the quarter ended March 31, 2006.

Index
For the quarter ended March 31, 2007, the unrealized loss on available-for-sale securities decreased $102,000, net of tax. For the quarter ended March 31, 2007, the unrealized loss on pension valuation decreased $15,000 and the prior service credit decreased $13,000. When the $104,000 net credit is added to the quarterly net income of $846,000 the result is comprehensive net income of $950,000. For the quarter ended March 31, 2006, the unrealized loss on available-for-sale securities increased $211,000, net of tax. When deducted from the quarterly net income of $1,080,000, the result is comprehensive net income of $869,000.

The primary factor contributing to the unrealized gain or loss on available-for-sale securities is the interest rate environment at the time of the valuation.

Income Tax Expense

The Company recognized income tax expense of $141,000 and $330,000 for the three months ended March 31, 2007 and 2006, respectively. The effective tax rates were 14.3% and 23.4% for those respective periods. The effective tax rate for both years is positively impacted by the Company’s significant increase in municipal bond investments as well as certain charitable contributions made which provide tax credits to the Company due to a 75% state tax exemption.

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

Further, the Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced home equity loans, unadvanced lines of credit, standby letters of credit and unadvanced portions of Bounce ProtectionTM, an overdraft privilege program. The amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments, and, if advanced, will impact the Company’s liquidity. As of March 31, 2007, off-balance sheet financial commitments totaled approximately $92,900,000.

Index
As explained in more detail on Note 4 of the “Notes to Condensed Consolidated Financial Statements,” on April 9, 2007, the Company's Board of Directors approved a 1-for-400 reverse stock split. The purpose of the proposed reverse stock split is to reduce the number of the Company's stockholders below 300 so that the Company may deregister its shares with the SEC and cease being a reporting company. The proposed transaction requires an amendment to the Company's Articles of Incorporation that must be approved by holders of a majority of the outstanding common shares of the Company. Only the Company’s stockholders of record as of the close of business on June 1, 2007, will be entitled to notice of, and to vote at, the annual meeting of stockholders, to be held on Tuesday, July 31, 2007 to consider the transaction.

The Company estimates that the total funds required to fund the payment of the proposed split transaction consideration to the non-continuing stockholders and to pay fees and expenses relating to the split transaction will be approximately $5,112,000. This amount may change between the date hereof and the effective date of the split transaction. The Company has sufficient working capital to pay the estimated cost of the split transaction or reasonably anticipated increases in such estimated cost.

The Company filed a preliminary proxy statement, a Schedule 13E-3 and an amended Schedule 13E-3 with the SEC outlining the proposed transaction on April 16, 2007. The description of the proposed transaction included in this Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all stockholders. All stockholders are advised to read the definitive proxy statement and Schedule 13E-3/A carefully. Stockholders may obtain a free copy of the proxy statement and Schedule 13E-3/A at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the annual meeting to stockholders entitled to vote at the special meeting.

Management believes that the Company’s current level of liquidity and funds available from outside sources is sufficient to meet the Company’s needs.

Capital

The Company’s Tier 1 and Total Risk Based Capital ratios were 13.99% and 15.93, respectively, at March 31, 2007. The Company’s Tier 1 leverage ratio at March 31, 2007 was 9.20%. As of March 31, 2007, the capital ratios of the Company and the subsidiary bank exceeded the minimum capital ratio requirements for the “well-capitalized” category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2006, there have been no material changes in the Company’s quantitative and qualitative disclosures concerning market risk. A more detailed description of the quantitative and qualitative disclosures about market risk was provided by the Company on pages 27 and 28 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Index
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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed on pages 9-11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Index
Exhibit Number Description of Exhibit

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

Index

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWAY FINANCIAL, INC

April 30, 2007	BY:/S/William J. Woodward
William J. Woodward
President & CEO
(Principal Executive Officer)

April 30, 2007	BY:/S/Richard P. Orsillo
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