Form 10-Q
period 2007-06-30
NORTHWAY FINANCIAL INC
filed 2007-08-08
CIK 1041753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. At July 31, 2007, there were 1,494,174 shares of common stock outstanding, par value $1.00 per share.

INDEX
NORTHWAY FINANCIAL, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
(Dollars in thousands)	2007	2006
	(Unaudited)
Assets:
Cash and due from banks and interest-bearing deposits	$19,492	$16,053
Federal funds sold	5,305	8,755
Securities available-for-sale, at fair value	147,950	127,789
Federal Home Loan Bank stock	3,762	3,782
Loans held-for-sale	168	263

Loans, net before allowance for loan losses	481,229	462,230
Less: allowance for loan losses	5,814	5,581
Loans, net	475,415	456,649

Premises and equipment, net	13,158	13,749
Core deposit intangibles, net	1,938	2,178
Goodwill	10,577	10,577
Other assets	12,189	11,082
Total assets	$689,954	$650,877

Liabilities and stockholders’ equity:
Liabilities
Interest bearing deposits	$424,990	$412,623
Noninterest bearing deposits	72,906	72,054
Short-term borrowings	47,403	36,497
Long-term debt	89,023	73,620
Other liabilities	3,850	3,934
Total liabilities	638,172	598,728

Stockholders’ equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value; 9,000,000 shares authorized; 1,731,969 issued at June 30, 2007 and December 31, 2006 and 1,494,174 outstanding at June 30, 2007 and 1,491,174 outstanding at December 31, 2006	1,732	1,732
Surplus	2,041	2,064
Retained earnings	57,197	56,140
Treasury stock, at cost (237,795 shares at June 30, 2007 and 240,795 shares at December 31, 2006)	(6,441)	(6,531)
Accumulated other comprehensive loss, net of tax	(2,747)	(1,256)
Total stockholders’ equity	51,782	52,149
Total liabilities and stockholders’ equity	$689,954	$650,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest and dividend income:
Loans	$8,148	$7,611	$15,945	$14,861
Interest on debt securities:
Taxable	1,261	951	2,476	1,840
Tax-exempt	410	285	745	558
Dividends	77	82	164	169
Federal funds sold	100	8	169	52
Interest bearing deposits	12	2	16	4
Total interest and dividend income	10,008	8,939	19,515	17,484

Interest expense:
Deposits	2,939	1,956	5,792	3,554
Borrowed funds	1,597	1,337	3,067	2,640
Total interest expense	4,536	3,293	8,859	6,194

Net interest and dividend income	5,472	5,646	10,656	11,290
Provision for loan losses	210	120	330	225
Net interest and dividend income after provision for loan losses	5,262	5,526	10,326	11,065

Noninterest income:
Service charges and fees on deposit accounts	771	729	1,485	1,344
Securities gains, net	206	39	347	249
Gain on sales of loans, net	45	54	78	72
Other	516	500	1,073	1,227
Total noninterest income	1,538	1,322	2,983	2,892

Noninterest expense:
Salaries and employee benefits	2,942	3,092	5,919	6,007
Office occupancy and equipment	960	1,070	2,040	2,031
Amortization of core deposit intangibles	118	280	239	518
Other	1,856	1,479	3,200	3,064
Total noninterest expense	5,876	5,921	11,398	11,620

Income before income tax expense	924	927	1,911	2,337
Income tax expense	108	171	249	501

Net income	$816	$756	$1,662	$1,836

Comprehensive net (loss) income	$(779)	$(273)	$171	$596

Per share data:
Basic earnings per common share	$0.54	$0.51	$1.11	$1.23
Earnings per common share assuming dilution	$0.54	$0.50	$1.11	$1.22
Cash dividends declared	$0.20	$0.20	$0.40	$0.38
Weighted average number of common shares, basic	1,494,174	1,491,174	1,492,798	1,491,174
Weighted average number of common shares, diluted	1,501,967	1,501,499	1,500,448	1,501,243

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWAY FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net income	$1,662	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	225
Depreciation and amortization	1,035	1,172
Securities gains, net	(347)	(249)
Gain on sale of other real estate owned	-	(69)
Loss on sale, disposal and write-down of premises and equipment	2	34
Accretion of discounts and amortization of premiums on securities, net	(20)	24
Change in unearned income/unamortized premium, net	(73)	(78)
Accretion of discount on loans acquired	(86)	(61)
Decrease in loans held-for-sale	95	453
Net change in other assets and other liabilities	(150)	639
Net cash provided by operating activities	2,448	3,926
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	7,540	9,467
Proceeds from maturities of securities available-for-sale	8,231	9,811
Purchases of securities available-for-sale	(38,042)	(27,099)
Purchases of Federal Home Loan Bank stock	(103)	-
Redemption of Federal Home Loan Bank stock	123	1,227
Capital contribution in investment in limited partnership	(70)	-
Loan originations and principal collections, net	(19,103)	412
Recoveries of previously charged-off loans	105	108
Loans acquired in branch transaction	-	(8,192)
Proceeds from sales of and payments received on other real estate owned	-	265
Proceeds from sales of and payments received on other personal property	68	198
Premises and equipment acquired in branch transactions	-	(507)
Additions to premises and equipment, net of disposals	(206)	(1,473)
Net cash used in investing activities	(41,457)	(15,783)
Cash flows from financing activities:
Net increase (decrease) in deposits	13,219	(20,206)
Deposits assumed in branch transaction, net of assumption premiums	-	27,779
Net increase in securities sold under agreements to repurchase	10,906	16,006
Advances from FHLB	20,000	10,000
Repayment of FHLB advances	(18,000)	(34,000)
Issuance of junior subordinated debentures	20,620	-
Redemption of junior subordinated debentures	(7,217)	-
Exercise of stock options	67	55
Cash dividends paid	(597)	(566)
Net cash provided by (used in) financing activities	38,998	(932)
Net decrease in cash and cash equivalents	(11)	(12,789)
Cash and cash equivalents at beginning of period	24,808	29,362
Cash and cash equivalents at end of period	$24,797	$16,573

Supplemental disclosure of cash flows:
Interest paid	$8,862	$6,130
Taxes paid	$-	$220
Loans transferred to other personal property	$61	$122
Amount due to broker for pending securities purchases	$-	$6,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The results of operations for the three month and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for the full year or any other interim periods. The interim financial statements are meant to be read in conjunction with the Company’s audited financial statements presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
June 30, 2007
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

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
June 30, 2007
(Unaudited)

3.  Pension Benefits.

The following summarizes the net periodic benefit cost for the three months and six months ended June 30:

($000 Omitted)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$131	$142	$262	$284
Interest cost	103	94	206	188
Expected return on plan assets	(130)	(113)	(260)	(227)
Amortization of prior service cost	(21)	(21)	(42)	(42)
Recognized net actuarial loss	25	36	50	72
Net periodic benefit cost	$108	$138	$216	$275

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to make a pension plan contribution of $435,000 in 2007. During the first quarter of 2007, the Company made a $400,000 contribution to the pension plan and plans to contribute an additional $35,000 prior to year-end.

4.  Going Private Transaction.

As reported in the Company's definitive proxy statement filed on July 13, 2007 with the Securities and Exchange Commission ("SEC"), on April 9, 2007, the Company's Board of Directors approved a 1-for-400 reverse stock split. The purpose of the reverse stock split is to reduce the number of the Company's stockholders below 300 so that the Company may deregister its shares with the SEC and cease being a reporting company. The proposed transaction requires an amendment to the Company's Articles of Incorporation that must be approved by holders of a majority of the outstanding common shares of the Company. Only the Company’s stockholders of record as of the close of business on July 6, 2007, will be entitled to notice of, and to vote at, the Annual Meeting of Stockholders, to be held on Tuesday, August 28, 2007 to consider the transaction and certain other matters.

  As a result of the proposed reverse stock split, each stockholder owning fewer than 400 shares of common stock of the Company immediately before the reverse stock split will receive $37.50 in cash, without interest, for each share of the Company’s common stock owned by such stockholder immediately prior to the reverse stock split. As disclosed in the Company’s definitive proxy statement it is estimated that, as a result of the proposed reverse stock split, the number of outstanding shares of the Company’s common stock will decrease approximately 8.7%, from 1,494,174 shares to approximately 1,363,797 shares and its stockholders of record will be reduced from approximately 1,091 stockholders to approximately 268 stockholders. After the repurchase of fractional shares, the Company will effect an 800-for-1 forward stock split of the remaining the Company’s common stock. Each holder of 400 or more shares of common stock immediately before the reverse stock split will participate in the forward stock split, which will result in such stockholder holding twice the number of shares of common stock he held prior to the reverse stock split.

NORTHWAY FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
June 30, 2007
(Unaudited)

The Company estimates that the total funds required to fund the payment of the proposed split transaction consideration to the non-continuing stockholders and to pay fees and expenses relating to the split transaction will be approximately $5,112,000. These numbers and amounts are expected to increase between the date hereof and the effective date of the split transaction based upon changes in share ownership and other factors. The Company has sufficient working capital to pay the estimated cost of the proposed split transaction and reasonably anticipated increases in such estimated cost.

   The description of the proposed transaction included in this Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all stockholders. The Company filed a definitive proxy statement and an amended Schedule 13E-3 with the SEC outlining the proposed transaction on July 12, 2007. All stockholders are advised to read the definitive proxy statement and Schedule 13E-3/A carefully. Stockholders may obtain a free copy of the proxy statement and Schedule 13E-3/A at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the annual meeting to stockholders entitled to vote at the special meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related condensed consolidated financial statements relate to the Company.

    Forward-Looking Statements

Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of the words “expect,” “believe,” “estimate,” “will” and other expressions which predict or indicate future trends and which do not relate to historical matters. Forward-looking statements may include, but are not limited to, expectations for impact of new products or changes in our branch network on noninterest income and expense, projections of revenue, income or loss, and plans related to products or services of the Company and its subsidiary. Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. The Company’s actual results could differ materially from those projected in the forward-looking statements as the result of, among other factors, changes in interest rates, a prolonged continuation of the current interest rate environment, changes in the securities or financial markets, a deterioration in general economic conditions on a national basis or in the local markets in which the Company operates, including changes in local business conditions resulting in rising unemployment and other circumstances which adversely affect borrowers’ ability to service and repay our loans, changes in loan defaults and charge-off rates, reduction in deposit levels necessitating increased borrowing to fund loans and investments, the passing of adverse government regulation, and changes in assumptions used in making such forward-looking statements as well as those factors set forth in the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, and in the Company’s other filings with the Securities & Exchange Commission. These forward-looking statements were based on information, plans and estimates at the date of this Form 10-Q, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Branch Consolidation

  As part of management’s ongoing effort to control costs while continuing to offer excellent customer service, effective October 12, 2007, we will consolidate the loans and deposits of our two branches located in Downtown Belmont and Downtown Tilton into our Tilton Branch located at Exit 20 of Interstate 93. Both of these branches were acquired in April 2006 from Washington Mutual, and are located close to the Tilton Exit 20 Branch as well as other existing Northway branches.  The decision to consolidate them with this branch was made only after careful analysis indicated that our customers at the two Downtown Branches could continue to be well-served by our full-service branch at Exit 20, where we recently began offering Sunday hours to strengthen our commitment to customer service in this important market.

Financial Condition

The Company’s total assets at June 30, 2007 were $689,954,000 compared to $650,877,000 at December 31, 2006, an increase of $39,077,000. Securities available-for-sale increased $20,161,000 to $147,950,000 at June 30, 2007 from $127,789,000 at December 31, 2006, due principally to the purchase of US agency securities, mortgage-backed securities and municipal bonds. In addition, gross loans increased $18,999,000 to $481,229,000 at June 30, 2007 from $462,230,000 at December 31, 2006.  Increases in residential mortgage loans, commercial real estate loans, commercial loans and municipal loans were partially offset by the continued runoff in indirect installments loans.

Deposits increased $13,219,000 to $497,896,000 at June 30, 2007 from $484,677,000 at December 31, 2006 due primarily to increases in money market accounts and time deposits. Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $10,906,000 to $47,403,000 at June 30, 2007 compared to $36,497,000 at December 31, 2006. Long-term Federal Home Loan Bank advances increased $2,000,000 to $55,000,000 at June 30, 2007 from $53,000,000 at December 31, 2006 due to new advances of $20,000,000 partially offset by the maturity of $18,000,000 in other advances. Junior subordinated debentures increased $13,403,000 to $34,023,000 at June 30, 2007 compared to $20,620,000 at December 31, 2006. Proceeds from this increase were subsequently used to refinance the $13,403,000 junior subordinated debenture callable on July 7, 2007. Total stockholders’ equity decreased $367,000 to $51,782,000 at June 30, 2007 from $52,149,000 at December 31, 2006 resulting from an increase in other comprehensive loss of $1,491,000 due to the comprehensive loss associated with securities available-for-sale described below. Equity was further reduced as the result of a $7,000 adjustment to retained earnings to reclassify a prior years’ income tax expense and dividends paid of $597,000. These reductions were partially offset by net income of $1,662,000 and a $67,000 increase due to the exercise of stock options.

The Company maintains an allowance for loan losses to absorb loan charge-offs in the existing portfolio. The allowance is increased when a loan loss provision is recorded as an expense. When a loan, or portion thereof, is considered uncollectible, it is charged against this allowance. Recoveries of amounts previously charged-off are added to the allowance when collected. The allowance for loan losses is established based on estimates of losses related to customer loan balances. In establishing the appropriate provisions for customer loan balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of the customer’s credit quality as well as subjective factors and trends, including the credit rating of the loans. Generally, these individual credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure and take into account (a) the customer’s ability to meet and sustain their financial commitments; (b) the customer’s current and projected financial condition; (c) the positive or negative effects of the current and projected industry outlook; and (d) the economy in general. Once the Company considers all of these factors, a determination is made as to the probability of default. The Company then takes into account the severity of the likely loss, based on its experience in collecting outstanding loan balances, and makes what it believes to be an appropriate provision.

At June 30, 2007 the allowance for loan losses was $5,814,000, or 1.21% of total loans, compared to $5,581,000, or 1.21% of total loans at December 31, 2006. The composition of the allowance for loan losses for the three month and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$5,701	$5,211	$5,581	$5,150
Charge-offs	(155)	(84)	(202)	(190)
Recoveries	58	46	105	108
Net (charge-offs) recoveries	(97)	(38)	(97)	(82)
Provision for loan losses	210	120	330	225
Balance at end of period	$5,814	$5,293	$5,814	$5,293

  Nonperforming loans totaled $4,864,000 as of June 30, 2007, compared to $3,698,000 at December 31, 2006 due primarily to an increase in nonperforming commercial real estate loans. The ratio of nonperforming loans to loans net of unearned income was 1.01% as of June 30, 2007, compared to 0.80% at December 31, 2006. Nonperforming assets, which include nonperforming loans, other real estate owned and other chattels owned, totaled $4,874,000 as of June 30, 2007, compared to $3,714,000 at December 31, 2006. The ratio of nonperforming assets to total assets was 0.71% as of June 30, 2007, compared to 0.57% at December 31, 2006.

Results of Operations

The Company reported net income of $816,000, or $0.54 per common share-basic, for the three months ended June 30, 2007, compared to $756,000, or $0.51 per common share-basic, for the three months ended June 30, 2006, an increase of $60,000, or 7.9%. Net income for the six months ended June 30, 2007 was $1,662,000, or $1.11 per common share-basic, compared to $1,836,000, or $1.23 per common share-basic, for the six months ended June 30, 2006, a decrease of $174,000, or 9.5%.

Net interest and dividend income for the second quarter of 2007 decreased $174,000 to $5,472,000 compared to $5,646,000 for the second quarter of 2006. Net interest and dividend income for the six months ended June 30, 2007 decreased $634,000, or 5.6%, to $10,656,000 compared to $11,290,000 for the same period last year. The year-to-date decrease was primarily due to an increase in the cost of interest-bearing liabilities of 83 basis points resulting from an increase in the cost of money market, time deposit, securities sold under agreements to repurchase and capital securities. This was partially offset by an increase in the yield on earning assets of 37 basis points due to the increase in the prime rate as well as the continued redeployment of the amortization from the indirect automobile line of business into higher yielding residential mortgage loans and commercial loans. The decrease in the net interest margin was also partially mitigated by the increase in average earning assets of $33,956,000 from $586,980,000 at June 30, 2006 to $620,936,000 at June 30, 2007.

The provision for loan losses was $210,000 for the second quarter of 2007, compared to $120,000 for the second quarter 2006, an increase of $90,000. For the six months ended June 30, 2007, the provision for loan losses was $330,000, an increase of $105,000 from the $225,000 reported for the same period last year. The provision for loan losses is based upon a review of the adequacy of the allowance for loan losses, which is conducted on a quarterly basis. This review is based upon many factors including the risk characteristics of the portfolio, trends in loan delinquencies, and an assessment of existing economic conditions. In addition, various regulatory agencies, as part of their examination process, review the bank’s allowance for loan losses and such review may result in changes to the allowance based on judgments different from those of management.

Noninterest income increased $216,000 to $1,538,000 in the second quarter of 2007 compared to $1,322,000 in the second quarter of 2006. Service charges and fees on deposit accounts increased $42,000 to $771,000 for the second quarter of 2007 compared to $729,000 for the second quarter of 2006 due primarily to an increase in the NSF per item fees in May 2006 as well as the acquisition of deposits in April 2006. Net securities gains increased $167,000 to $206,000 in the second quarter of 2007 compared to $39,000 for the second quarter of 2006 due primarily to the sale of equity securities during the second quarter of 2007. Gains on sales of loans decreased $9,000 to $45,000. In the second quarter, other noninterest income increased $16,000 to $516,000 compared to $500,000 for the same period a year ago due primarily to an increase in the cash surrender value of life insurance partially offset by a decrease in gain on sale of other real estate owned.

Noninterest income for the six months ended June 30, 2007 increased $91,000 to $2,983,000 compared to $2,892,000 for the same period last year. Year-to-date, service charges and fees on deposit accounts were $1,485,000, an increase of $141,000, compared to the prior year. Net securities gains increased $98,000 to $347,000 for the six months ended June 30, 2007 compared to $249,000 for the same period last year. Gains on sales of loans increased $6,000 to $78,000 for the six months ended June 30, 2007 compared to $72,000 for the same period a year ago due to the lower level of secondary market sales in 2007. For the first six months of 2007, other noninterest income decreased $154,000 to $1,073,000 compared to $1,227,000 for the same period a year ago. The decrease in other noninterest income was due primarily to a decrease in gains on sale of other real estate owned, gains recorded on the redemption of two FHLB symmetrical advances, and the recovery of prior year expenses associated with a non-accrual loan that paid in full during the first quarter of 2006. This was partially offset by an increase in the cash surrender value of life insurance as well as an increase in debit card fee income.

Noninterest expense decreased $45,000 to $5,876,000 for the quarter ended June 30, 2007, compared to the $5,921,000 recorded during the same period last year. Salaries and employee benefits decreased $150,000 to $2,942,000 for the second quarter of 2007 compared to $3,092,000 for the same period last year due primarily to a decrease in pension expense and profit sharing expense. Office occupancy and equipment expense decreased $110,000 to $960,000 for the second quarter 2007 compared to $1,070,000 for the same period last year. This decrease is due primarily to a decrease in equipment maintenance, equipment expense and loss on equipment disposal. Amortization of core deposit intangibles decreased $162,000 to $118,000 for the second quarter of 2007 compared to $280,000 for the second quarter of 2006 due to the cessation of amortization of the core deposit intangible associated with the three branch locations purchased in October 2002. Other noninterest expense increased $377,000 to $1,856,000 for the second quarter of 2007 compared to $1,479,000 for the same period last year. Increases were recorded in legal fees, consultants expense, marketing expense, and the amortization of deferred debenture costs associated with the refinance of the Company’s junior subordinated debentures.

For the six months ended June 30, 2007 noninterest expense totaled $11,398,000, a decrease of $222,000 over the $11,620,000 reported for the same period last year. For the six months ended June 30, 2006, the Company incurred one-time expenses associated with the acquisition of two Washington Mutual Bank branches of $118,000. For the six months ended June 30, 2007, salaries and employee benefits decreased $88,000 to $5,919,000, compared to $6,007,000 for the same period a year ago due to the decrease in pension expense and profit sharing expense. Office occupancy and equipment expense increased $9,000 to $2,040,000 for the six months ended June 30, 2007, compared to the same period last year. Amortization of core deposit intangibles decreased $279,000 to $239,000 for the six months ended June 30, 2007, compared to $518,000 for the same period last year for the same reason stated above. Other noninterest expense increased $136,000 to $3,200,000 for the six months ended June 30, 2007 compared to $3,064,000 for the same period a year ago. Increases were recorded in legal fees, consultants expense, marketing expense, and the amortization of deferred debenture costs associated with the refinance of the Company’s junior subordinated debentures which was partially offset by a decrease in telephone expense.

Income Tax Expense

The Company recognized income tax expense of $249,000 and $501,000 for the six months ended June 30, 2007 and 2006, respectively. The effective tax rates were 13.0% and 21.4% for those respective periods. The effective tax rate for both years is positively impacted by the Company’s significant increase in municipal bond investments as well as certain charitable contributions made which provide tax credits to the Company due to a 75% state tax exemption.

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

The Company reported a comprehensive net loss of $779,000 for the quarter ended June 30, 2007, compared to a comprehensive net loss of $273,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, comprehensive net income was $171,000, compared to $596,000 for the six months ended June 30, 2006.

For the quarter ended June 30, 2007, the unrealized loss on available-for-sale securities increased $1,598,000, net of tax. For the quarter ended June 30, 2007, the unrealized loss on pension valuation decreased $15,000 and the prior service credit decreased $12,000. When the $1,595,000 net debit is deducted from the quarterly net income of $816,000 the result is a comprehensive net loss of $779,000. For the quarter ended June 30, 2006, the unrealized loss on available-for-sale securities increased $1,029,000, net of tax. When deducted from the quarterly net income of $756,000, the result is a comprehensive net loss of $273,000.

For the six months ended June 30, 2007, the Company increased its unrealized loss on available-for-sale securities by $1,496,000, net of tax. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the negative adjustment to comprehensive income is not expected to impact net income as the Company has the ability and intent to hold available-for-sale securities until cost recovery occurs. Also, for the six months ended June 30, 2007, the unrealized loss on pension valuation decreased $30,000 and the prior service credit decreased $25,000. When the $1,491,000 net debit is deducted from net income year-to-date of $1,662,000 the result is a net comprehensive income of $171,000. For the six months ended June 30, 2006, the Company increased its unrealized loss on available-for-sale securities by $1,240,000, net of tax. When deducted from net income year-to-date of $1,836,000 the result is a net comprehensive income of $596,000.

At June 30, 2007 market prices for investment securities were negatively impacted by: i) high relative yields, the highest seen in years; ii) the rapid movement in prices and yields as yields moved over 50 basis points; iii) the steepening yield curve which impacted the long-end of the curve; iv) spread widening; and v) volatility which caused the ten-year yield to move 20 basis points.

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

At the subsidiary bank level, liquidity is managed by measuring forecasted cash flows. Liquidity levels are defined as the amount of cash flow available to meet loan origination requirements and potential deposit outflows. Liquidity is managed using a combination of net marketable assets, lines of credit, FHLB borrowings, purchase and sale of loan assets, and brokered/wholesale CD relationships.

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

Further, the Company is party to off-balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced home equity loans, unadvanced lines of credit, standby letters of credit and unadvanced portions of Bounce ProtectionTM, an overdraft privilege program. The amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments, and, if advanced, will impact the Company’s liquidity. As of June 30, 2007, off-balance sheet financial commitments totaled approximately $104,500,000.

As explained in more detail on Note 4 of the “Notes to Condensed Consolidated Financial Statements,” on April 9, 2007, the Company's Board of Directors approved a 1-for-400 reverse stock split. The purpose of the proposed reverse stock split is to reduce the number of the Company's stockholders below 300 so that the Company may deregister its shares with the SEC and cease being a reporting company. The proposed transaction requires an amendment to the Company's Articles of Incorporation that must be approved by holders of a majority of the outstanding common shares of the Company. Only the Company’s stockholders of record as of the close of business on July 6, 2007, will be entitled to notice of, and to vote at, the annual meeting of stockholders, to be held on Tuesday, August 28, 2007 to consider the transaction.

  The Company estimates that the total funds required to fund the payment of the proposed split transaction consideration to the non-continuing stockholders and to pay fees and expenses relating to the split transaction will be approximately $5,112,000. This amount may change between the date hereof and the effective date of the split transaction. The Company has sufficient working capital to pay the estimated cost of the split transaction and reasonably anticipated increases in such estimated cost.

  The Company filed a definitive proxy statement and an amended Schedule 13E-3 with the SEC outlining the proposed transaction on July 13, 2007. The description of the proposed transaction included in this Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all stockholders. All stockholders are advised to read the definitive proxy statement and Schedule 13E-3/A carefully. Stockholders may obtain a free copy of the proxy statement and Schedule 13E-3/A at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the annual meeting to stockholders entitled to vote at the special meeting.

Management believes that the Company’s current level of liquidity and funds available from outside sources is sufficient to meet the Company’s needs.

Capital

The Company’s Tier 1 and Total Risk Based Capital ratios were 13.85% and 15.72%, respectively, at June 30, 2007. The Company’s Tier 1 leverage ratio at June 30, 2007 was 9.09%. As of June 30, 2007, the capital ratios of the Company and the subsidiary bank exceeded the minimum capital ratio requirements for the “well-capitalized” category under the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

NORTHWAY FINANCIAL, INC

August 7, 2007	BY:/S/William J. Woodward
William J. Woodward
President & CEO
(Principal Executive Officer)

August 7, 2007	BY:/S/Richard P. Orsillo
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